Form 10-Q
period 2012-03-31
AMERICAN LASER HEALTHCARE Corp
filed 2012-05-17
CIK 1534099

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2012
                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to


                  Commission file number 000-54541

                 AMERICAN LASER HEALTHCARE CORPORATION
           (Exact name of registrant as specified in its charter)

            Delaware                            00-0000000
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

                       220 Technology Drive, Suite 110
                         Irvine, California 92618
          (Address of principal executive offices)  (zip code)


                             714-460-5599
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes  X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer         Accelerated Filer
   Non-accelerated filer          Smaller reporting company  X
   (do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
                                               Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           March 31, 2012

Common Stock, par value $0.0001               1,500,000

Documents incorporated by reference:            None

                      FINANCIAL STATEMENTS


Balance Sheets as of March 31, 2012 (unaudited) and
December 31, 2011                                                1

Statements of Operations for the Three Months Ended
March 31, 2012 and for the Period from September 21, 2011
(Inception) to March 31, 2012 (unaudited)                        2

Statement of Change in Stockholders' Equity for the
Period from September 21, 2011 (Inception) to March 31,
2012 (unaudited)                                                 3

Statements of Cash Flows for the Three Months Ended
March 31, 2012 and for the Period from September 21, 2011
(Inception) to March 31, 2012 (unaudited)                        4

Notes to Financial Statements                                  5-9

                   AMERICAN LASER HEALTHCARE CORPORATION
               (Formerly AMBERWOOD ACQUISITION CORPORATION)
                       (A DEVELOPMENT STAGE COMPANY)
                              BALANCE SHEETS

               ASSETS


                                             March 31,        December 31,
                                               2012              2011
                                            ----------        ----------
                                            (Unaudited)
   Current Assets

     Cash                                   $   15,050         $  2,000
     Prepaid expense                            51,000                -
                                            ----------        ----------
   TOTAL ASSETS                             $   66,050         $  2,000
                                            ==========        ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities
      Accrued liabilities                   $    2,190         $    400
      Promissory note payable                  100,000                -
      Interest payable                              66                -
                                            ----------        ----------
      Total liabilities                        102,256	            400


   Stockholders' equity (deficit)

      Preferred stock, $.0001 par value,
      20,000,000 shares authorized; none
      issued and outstanding                        -                 -

   Common stock, $0.0001 par value,
      100,000,000 shares authorized;
      1,500,000 shares issued and
      outstanding                                 150             2,000
      (20,000,000 shares issued and
      outstanding at December 31, 2011)
      Additional paid-in capital                1,843               943
      Subscription receivable                  (1,000)               -
      Accumulated deficit                     (37,199)           (1,343)
                                            ----------        ----------

      Total stockholders' equity (deficit)    (36,206)            1,600
                                            ----------        ----------
    TOTAL LIABLILITIES AND
       STOCKHOLDERS' EQUITY (DEFICIT)        $ 66,050          $  2,000
                                            ==========        ==========



  The accompanying notes are an integral part of these financial statements.

                        AMERICAN LASER HEALTHCARE CORPORATION
                   (Formerly AMBERWOOD ACQUISITION CORPORATION)
                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF OPERATIONS
                                    (unaudited)

                				               	        For the period
        	     				    For the            from September 21,
             					three months ended      2011 (Inception)
						 March 31, 2012	       to March 31, 2012
                                                -------------		---------------
      Sales                                      $        -             $          -

      Cost of sales                                       -                        -
                                                -------------		---------------
      Gross profit                                        -                        -
                                                -------------		---------------

      Operating Expenses                              35,790                   37,133
                                                -------------		---------------
      Operating loss                                 (35,790)                 (37,133)

      Interest expense                                   (66)                     (66)
                                                -------------		---------------

      Loss before income taxes                       (35,856)                 (37,199)

      Income taxes (benefit)                              -                        -
                                                -------------		---------------

      Net loss                                   $   (35,856)           $     (37,199)
                                                 =============		===============

      Loss per Share - basic and diluted         $     (0.00)
                                                 -------------

      Weighted Average Shares -                    19,175,824
                                                 -------------



  The accompanying notes are an integral part of these financial statements.

                                       2

                           AMERICAN LASER HEALTHCARE CORPORATION
                       (Formerly AMBERWOOD ACQUISITION CORPORATION)
                            (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
                                       (unaudited)


                         Common Stock       Additional  Subscrip-                 Total
                      -------------------   Paid-In     tion        Accumulated   Stockholders'
                      Shares       Amount   Capital     Receivable  Deficit       Equity
                      -------------------------------------------------------------------------

Balance, December 13,
  2011 (Inception)         -       $     -   $    -      $    -      $     -       $      -

Shares issued for
  cash                20,000,000     2,000        -           -            -           2,000

Additional paid-in
  capital                  -             -        943         -            -             943

Net loss                   -             -          -         -        (1,343)        (1,343)

                      -----------------------------------------------------------------------
Balance,
 December 31, 2011    20,000,000     2,000        943         -        (1,343)         1,600
                        ---------------------------------------------------------------------
Stock redemption     (19,500,000)   (1,950)         -         -            -          (1,950)

Shares issued for
  cash                 1,000,000       100        900      (1,000)          -              -

Net loss for the
  quarter                  -             -           -        -       (35,856)       (35,856)
                      ------------------------------------------------------------------------
Balance,
  March 31, 2012       1,500,000   $   150	   $ 1,843  $(1,000)    $(37,199)    $(36,206)
                      =========================================================================

                 The accompanying notes are an integral part of these financial statements.

                            AMERICAN LASER HEALTHCARE CORPORATION
                       (Formerly AMBERWOOD ACQUISITION CORPORATION)
                              (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                                     (unaudited)


                            ------------------------

                                                                        For the period from
                                        	      For the three      September 21, 2011
                                        	      months ended        (Inception) to
                                       		     March 31, 2012        March 31, 2012
                                       		      --------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                             $   (35,856)         $   (37,199)
   Changes in operating assets and liabilities

       Prepaid expenses                                     (51,000)             (51,000)

       Interest payable                                          66                   66

       Accrued liabilities                                    1,790           $     2,190
                                                        ------------         -------------

       Net cash used in operating activities                (85,000)              (85,943)
                                                        ------------         -------------

CASH FLOW FROM FINANCING ACTIVITIES

   Proceeds from issuance of promissory notes               100,000              100,000

   Redemption of common stock                                (1,950)              (1,950)
   Proceeds from stockholders' additional
       paid-in capital                                           -                 2,943
                                                        ------------         ------------
      Net cash provided by financing activities              98,050              100,993
                                                        ------------         ------------

   Net increase in cash                                      13,050               15,050

   Cash at beginning of period                                2,000		      -
                                                        ------------         ------------
   Cash at end of period                                 $   15,050           $   15,050
                                          		============         ============
   Supplemental disclosure for non-cash
     flow information                                   ------------         ------------

     Subscription of common stock                        $    1,000           $    1,000
                                          		============         ============

  The accompanying notes are an integral part of these financial statements.

                                         4

              AMERICAN LASER HEALTHCARE CORPORATION
          (Formerly AMBERWOOD ACQUISITION CORPORATION)
                  (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF CASH FLOWS
                           (unaudited)


NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT POLICIES

NATURE OF OPERATIONS

American Laser Healthcare Corporation, formerly known as
Amberwood Acquisition Corporation ("the Company") was incorporated on September 21, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders.

On March 16, 2012, the shareholders of the Company and the Board of Directors unanimously approved the change of the Company's name to American Laser Healthcare Corporation.
On March 27, 2012, the following events occurred which resulted in a change of control of the Company:

1.  The Company redeemed an aggregate of 19,500,000 of the then
20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

2.   The then current officers and directors resigned.

3. On March 27, 2012, David Janisch and James Djen were elected as the directors of the Company, David Janisch was appointed President, Secretary and Treasurer.

The Company intends to develop a medical device product development business coupled with a healthcare service business that provides a protocol and pathway for the adoption and implementation of Low Level Light Therapy (LLLT). The Company anticipates that it will submit an offer to purchase the assets of a private LLLT company having an approved device and methodology patent, FDA clearance and insurance reimbursement code approvals. If successful, the intends to apply for additional United States and international patents, and broader FDA clearances and reimbursement codes. No agreement has been reached and no contracts executed. The Company anticipates that it may work with one or more major research universities in submitting applications for federal grants and in research and development to further explore the healing mechanisms associated with the treatment methodologies.

The Company anticipates that clinics will be established to treat patients using LLLT, primarily in partnership with existing primary care physicians as well as rehab centers in hospitals. The Company also intends to establish a training program for medical professionals in the use of the device and methodology. In addition, LLLT devices are planned to be sold to independent clinics both domestically and internationally.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011
(2011 Form 10-K) as filed with the SEC.

              AMERICAN LASER HEALTHCARE CORPORATION
          (Formerly AMBERWOOD ACQUISITION CORPORATION)
                  (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF CASH FLOWS
                           (unaudited)


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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of March 31, 2012 and December 31, 2011.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2012 and December 31, 2011, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

   Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

              AMERICAN LASER HEALTHCARE CORPORATION
          (Formerly AMBERWOOD ACQUISITION CORPORATION)
                  (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF CASH FLOWS
                           (unaudited)


   Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

   Level 3 inputs are unobservable inputs for the asset or liability.
The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.
The Company believes the carrying value of cash, prepaid expense and accrued expenses approximate fair value due to the short maturity nature of these instruments. The Company believes the carrying amount of the promissory note payable approximate the fair value due to terms of the lending and debt approximating current market interest rates.

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $37,199 as of March 31, 2012. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the ability to generate revenues from its business plan.

While management is striving to increase revenue by acquiring revenue providing assets, management may also seek to raise additional working capital through various financing sources, including the sale of the Company's equity securities.

There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve
Common Fair Value Measurement and Disclosure Requirements in U.S.
GAAP and International Financial Reporting Standards (IFRS) of Fair
Value Measurement   Topic 820."  ASU 2011-04 is intended to provide
a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. This ASU did not have a material impact on the Company's financial statements.

NOTE 4   PREPAID EXPENSE

The Company's prepaid expense consists of $51,000 prepaid for various consulting and legal services provided by a service corporation.

              AMERICAN LASER HEALTHCARE CORPORATION
          (Formerly AMBERWOOD ACQUISITION CORPORATION)
                  (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF CASH FLOWS
                           (unaudited)


NOTE 5   PROMISSORY NOTE PAYABLE

During March 2012, the Company issued an unsecured promissory note with convertible feature to a creditor, in connection with a $100,000 working capital loan to the Company. The interest rate is 6% per annum
and the maturity date is March 16, 2013.   The unpaid principal amount
may be converted to shares of common stock of American Laser
Healthcare Corporation at a per share price equal to the per share offering price of the first public offering made by American Laser Healthcare Corporation pursuant to the Security Act of 1933. The conversion is subject to the Company obtaining the required legal and regulatory approval to list its stock on a major US stock exchange. In case the Company is unable to list its stock on a major US stock exchange, then the Company is obligated to settle the note in cash.

NOTE 6   COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.
On September 27, 2011, the Company issued 20,000,000 common shares to two directors and officers for $2,000 in cash.
On March 27, 2012, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of its outstanding stock at a redemption price of $0.0001 per share for an aggregate redemption price of $1,950. On May 28, 2012, the Company issued 1,000,000 shares of its common stock for an aggregate price of $1,000, which was recorded under subscription receivable, a contra account of equity, as of March 31, 2012.

As of March 31, 2012, 1,500,000 shares of common stock and no preferred stock were issued and outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Background

      American Laser Healthcare Corporation (formerly Amberwood Acquisition Corporation ("American Laser" or the "Company") was incorporated on September 21, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

     American Laser has been in the developmental stage since inception and its operations to date have been limited to filing a registration statement and issuing shares of its common stock to the original shareholders and to the subsequent shareholders to whom control of the Company was transferred. American Laser has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

     The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

      Tiber Creek Corporation, a shareholder of the Company, entered into an agreement to assist the Company in locating a target company with which to enter into a business combination and assist it in the preparation and filing of a registration statement for its securities and the introduction to brokers and market makers.

     On March 16, 2012, the Company filed an amendment to its certificate of incorporation to change its name to American Healthcare COrporation.

     On March 27, 2012, the Company effected a change in it control with the following actions:

    The Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

    James M. Cassidy resigned as the Company's president, secretary and director.

    James McKillop resigned as the Company's vice president and director.

    David Janisch and James Djen were elected as the directors of the Company.

    David Janisch was appointed President, Secretary and Treasurer of the Company.

    On March 28, 2012, the Company issued 1,000,000 shares of its common stock. The Company filed a Form 8-K with the Securities and Exchange Commission noticing the change of control and change of company name.

Operations

     As of March 31, 2012, American Laser had not generated revenues and had no income or cash flows from operations since inception and had accumulated a deficit of $37,199. American Laser has no operations nor does it currently engage in any business activities generating revenues.

   The Company is a development-stage SEC reporting company company that intends to improve health and wellness by providing access to innovative diagnostics and treatment for patients with pain and other common medical conditions. The Company plans to do this by creating and managing a profitable medical device product development business coupled with a healthcare service business that provides a protocol and pathway for the adoption and implementation of Low Level Light Therapy (LLLT).

    The Company anticipates that it will effect a business combination to acquire the assets of a private LLLT company having an approved device and methodology patent, FDA clearance and insurance reimbursement code approvals. If successful, the Company intends to apply for additional United States and international patents, and broader FDA clearances and reimbursement codes.
No agreement has been reached and no contracts executed.

     A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

    The Company anticipates that it may work with one or more major research universities in submitting applications for federal grants and in research and development to further explore the healing mechanisms associated with the treatment methodologies.

    The Company anticipates that clinics will be established to treat patients using LLLT, primarily in partnership with existing primary care physicians as well as rehab centers in hospitals. The Company also intends to establish a training program for medical professionals in the use of the device and methodology. In addition, LLLT devices are planned to be sold to independent clinics both domestically and internationally.

    Although the Company is a start-up company and has not yet entered into definitive agreements, it has received initial commitments and is finalizing definitive agreements for each of the following transactions. In all cases, the Company anticipates issuing stock to effect the transaction.

1.	Acquiring all the assets through a business combination of Macbeam,
        Inc., a private LLLT company which has an FDA cleared device, the MB-system, with insurance reimbursement codes.
2.	The exclusive assignment to the Company of the U.S.-approved patent for the device and the methodology owned by Bia Mac and Theresa
        Quach;
3.	The rights to the dba names "Bio Laser Tech" and "Bio Light Tech"
        and also the rights to the contract manufacturing agreement with Amest Corporation for the MB-system from Danh Le.

   The Company has commenced a private offering of its securities pursuant to Regulation D of the Securities Act of 1933, as amended. The Company is offering for sale up to 10,000,000 shares of its common stock (the "Shares") at an offering price of $0.10 per Share for an aggregate of $1,000,000.

  The Company has no operations to date and these business plan objectives are contingent on raising capital sufficient to fund such development and a market receptive to such business operations.

    The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of American Laser as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with American Laser.

     No assurances can be given that American Laser will be successful in concluding the transaction with the target company or if that transaction is successful that the Company will be successful in developing the business plan.

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


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.


ITEM 4.  Controls and Procedures.

Disclosures and Procedures

      Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's principal executive officer who was also the principal financial officer.

      Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange
Commission that permit the Company to provide only management's report in this Quarterly Report.

Changes in Internal Controls

      Notwithstanding the change in control there was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                   PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, American Laser has issued 20,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $2,000:

                                            NUMBER OF
DATE                     NAME               SHARES       CONSIDERATION

September 22, 2011    Tiber Creek 	    10,000,000     $1,000
                    Corporation (1)         (9,750,000 of which redeemed)

September 22, 2011  MB Americus LLC (2)      10,000,000	   $1,000
                                            (9,750,000 of which redeemed)

	On March 28, 2012 the following shares of common stock were issued at a purchase price of $.0001 per share:

		    David Janisch	     250,000
		    Gail Janisch             250,000
		    James Djen		     100,000
		    Hweiling Djen	     100,000
		    Gina Djen		     100,000
		    Vivian Djen		     100,000
		    Erica Djen		     100,000

(1) James M. Cassidy is the sole shareholder and director of Tiber Creek Corporation, a Delaware corporation, and Mr. Cassidy may be deemed to be the beneficial owner of the shares of stock owned by Tiber Creek
Corporation.

(2) James McKillop is the sole principal of MB Americus LLC, a California limited liability corporation. Mr. McKillop is deemed to be the beneficial owner of the shares of stock owned by MB Americus LLC.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 23, 2012, the shareholders unanimously approved the change of the name of Amberwood Acquisition Corporation to BioLaser Technology Inc. On March 16, 2012, the shareholders unanimously approved the change of the name of BioLaser Technology Inc. to American Laser Healthcare Corporation.

ITEM 5.  OTHER INFORMATION

               (a)  Not applicable.
               (b)  Item 407(c)(3) of Regulation S-K:

   During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6.  EXHIBITS

     (a)     Exhibits

     31	   Certification of the Chief Executive Officer and
		Chief Financial Officer pursuant
		to Section 302 of the Sarbanes-Oxley Act of 2002

     32    Certification of the Chief Executive Officer and
		Chief Financial OFficer pursuant to
		Section 906 of the Sarbanes-Oxley Act of 2002



                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AMERICAN LASER HEALTHCARE CORPORATION

                               By:   /s/ David Janisch
                                     President


Dated:   May 16, 2012