Form 10-Q
period 2012-06-30
AMERICAN LASER HEALTHCARE Corp
filed 2012-07-24
CIK 1534099

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2012
                OR

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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           June 30, 2012

Common Stock, par value $0.00002               7,500,000

Documents incorporated by reference:            None

                      FINANCIAL STATEMENTS


Balance Sheets as of June 30, 2012 (unaudited) and
December 31, 2011                                               1

Statements of Operations for the Three and Nine Months Ended
June 30, 2012 and for the Period from September 21, 2011
(Inception) to June 30, 2012 (unaudited)                        2

Statements of Change in Stockholders' Equity (Deficit) for
the Period from September 21, 2011 (Inception) to June 30,
2012 (unaudited)                                                3

Statements of Cash Flows for the Nine Months Ended
June 30, 2012 and for the Period from September 21, 2011
(Inception) to June 30, 2012 (unaudited)                        4

Notes to Financial Statements (unaudited)                      5-8

                   AMERICAN LASER HEALTHCARE CORPORATION
               (Formerly AMBERWOOD ACQUISITION CORPORATION)
                       (A DEVELOPMENT STAGE COMPANY)
                              BALANCE SHEETS

               ASSETS


                                             June 30,        December 31,
                                               2012              2011
                                            ----------        ----------
                                            (Unaudited)
   Current Assets

     Cash                                   $   6,884         $    2,000
     Prepaid expense                           38,250                 -
                                            ----------        ----------
   TOTAL ASSETS                             $  45,134              2,000
                                            ==========        ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities
      Accrued liabilities                   $     400         $      400
      Promissory note payable                 100,000                 -
      Interest payable                          1,562                 -
      Credit card payable                         127                 -
                                            ----------        ----------
      Total liabilities                       102,089                400
                                            ----------        ----------

   Stockholders' equity (deficit)

      Preferred stock, $.0001 par value,
      20,000,000 shares authorized; none
      issued and outstanding                        -                 -

      Common stock, $0.00002 par value,
      100,000,000 shares authorized;
      7,500,000 shares issued and
      outstanding (1)                             150              2,000
      (100,000,000 shares issued and
       outstanding at December 31, 2011)
      Additional paid-in capital                1,843                943
      Accumulated deficit                     (58,948)            (1,343)
                                            ----------        ----------

      Total stockholders' equity (deficit)    (56,955)             1,600
                                            ----------        ----------
    TOTAL LIABLILITIES AND
       STOCKHOLDERS' EQUITY                    45,134              2,000
                                            ==========        ==========

(1)  All common share amounts and per share amounts in these financial statements, reflect the five-for-one stock split of the issued and outstanding shares of common stock of the Company, effective April 28, 2012 including retroactive adjustment of common share amounts.  See Note 6.


  The accompanying notes are an integral part of these financial statements.

                        AMERICAN LASER HEALTHCARE CORPORATION
                   (Formerly AMBERWOOD ACQUISITION CORPORATION)
                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF OPERATIONS
                                    (unaudited)

                				               	                    For the period
        	     				 For the three     For the nine     from September 21,
             					  months ended     months ended     2011 (Inception)
						 June 30, 2012	   June 30, 2012    to June 30, 2012
                                                 -------------     -------------    ----------------
      Sales                                      $        -         $        -       $          -

      Cost of sales                                       -                  -                  -
                                                -------------      -------------     ---------------
      Gross profit                                        -                  -                  -
                                                -------------      -------------     ---------------

      Operating Expenses                              21,003              57,386            57,386
                                                -------------      -------------     ---------------
      Operating loss                                 (21,003)            (57,386)          (57,386)

      Interest expense                                (1,496)             (1,562)           (1,562)
                                                -------------      -------------     ---------------

      Loss before income taxes                       (22,499)            (58,948)          (58,948)

      Income taxes (benefit)                             -                  -                  -
                                                -------------      -------------     ---------------

      Net loss                                   $   (22,499)       $    (58,948)     $    (58,948)
                                                 =============     ==============     ==============

      Loss per Share - basic and diluted         $     (0.00)       $      (0.00)
                                                 -------------     --------------

      Weighted Average Shares -                    7,500,000	     67,910,585
      basic and diluted (2)                      -------------     --------------


(2)  All common share amounts and per share amounts in these financial statements, reflect the five-for-one stock split of the issued and outstanding shares of common stock of the Company, effective April 28, 2012 including retroactive adjustment of common share amounts.  See Note 6

  The accompanying notes are an integral part of these financial statements.

                           AMERICAN LASER HEALTHCARE CORPORATION
                       (Formerly AMBERWOOD ACQUISITION CORPORATION)
                            (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
                                       (unaudited)


                         Common Stock       Additional                   Total
                      -------------------   Paid-In        Accumulated   Stockholders'
                      Shares       Amount   Capital        Deficit       Equity
                      -------------------------------------------------------------------------

Balance, September 21,
  2011 (Inception)         -       $    -    $    -        $     -       $     -

Shares issued for
  cash (3)           100,000,000     2,000        -              -           2,000

Additional paid-in
  capital                  -             -        943            -             943

Net loss                   -             -          -        (1,343)        (1,343)
                      -----------------------------------------------------------------------
Balance,
 December 31, 2011   100,000,000     2,000        943        (1,343)         1,600

Stock redemption(3)  (97,500,000)   (1,950)         -            -          (1,950)

Shares issued for
  cash(3)              5,000,000       100        900            -           1,000

Net loss                   -             -          -      (57,605)        (57,605)
                      ------------------------------------------------------------------------
Balance,
  June 30, 2012(4)     7,500,000   $   150      $ 1,843   $(58,948)      $ (56,955)
                      =========================================================================

(3)  Retroactively adjusted to reflect the 5-for-1 stock split effective April 28, 2012.

(4)  All common share amounts and per share amounts in these financial statements, reflect the five-for-one stock split of the issued and outstanding shares of common stock of the Company, effective April 28, 2012 including retroactive adjustment of common share amounts.  See Note 6.

       The accompanying notes are an integral part of these financial statements.


                            AMERICAN LASER HEALTHCARE CORPORATION
                       (Formerly AMBERWOOD ACQUISITION CORPORATION)
                              (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                                     (unaudited)


                            ------------------------

                                                                        For the period from
                                        	      For the nine      September 21, 2011
                                        	      months ended        (Inception) to
                                       		     June 30, 2012        June 30, 2012
                                       		      --------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                            $  (58,948)        $   (58,948)
   Changes in operating assets and liabilities

       Prepaid expenses                                   (38,250)            (38,250)

       Interest payable                                     1,562               1,562

       Credit Card Payable                                    127                 127

       Accrued liabilities                                      -                 400
                                                       ------------       -------------

       Net cash used in operating activities              (95,509)            (95,109)
                                                       ------------       -------------

CASH FLOW FROM FINANCING ACTIVITIES

   Proceeds from issuance of promissory notes             100,000             100,000
   Proceeds from issuance of common stock                   1,000               1,000

   Redemption of common stock                              (1,950)             (1,950)
   Proceeds from stockholders' additional
       paid-in capital                                      1,343               2,943
                                                        ------------       ------------
      Net cash provided by financing activities           100,393             101,993
                                                        ------------       ------------

   Net increase in cash                                     4,884               6,884

   Cash at beginning of period                              2,000                  -
                                                        ------------       ------------

   Cash at end of period                                $   6,884          $    6,884
                                          		============       ============
   Supplemental disclosure for non-cash
     flow information                                   ------------       ------------

     Subscription of common stock                       $   1,000          $    1,000
                                          		============       ============


  The accompanying notes are an integral part of these financial statements.

                                   4

              AMERICAN LASER HEALTHCARE CORPORATION
           (Formerly AMBERWOOD ACQUISITION CORPORATION)
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
                           (unaudited)


NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

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

On March 27, 2012, the following events occurred which resulted in a change of control of the Company:

    1. The Company redeemed an aggregate of 97,500,000 of the then 100,000,000 shares of outstanding stock at a redemption price of $.00002 per share for an aggregate redemption price of $1,950.

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

On April 28, 2012, the Board of Directors of the Company approved a change in the Company's fiscal year end from December 31 to September 30 of each year.

              AMERICAN LASER HEALTHCARE CORPORATION
           (Formerly AMBERWOOD ACQUISITION CORPORATION)
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
                           (unaudited)

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of June 30, 2012 and December 31, 2011.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2012 and December 31, 2011, there are no outstanding dilutive securities.

              AMERICAN LASER HEALTHCARE CORPORATION
           (Formerly AMBERWOOD ACQUISITION CORPORATION)
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
                           (unaudited)

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

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $58,948 as of June 30, 2012. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.
These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the ability to generate revenues from its operation.

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

              AMERICAN LASER HEALTHCARE CORPORATION
           (Formerly AMBERWOOD ACQUISITION CORPORATION)
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
                           (unaudited)

NOTE 4   PREPAID EXPENSE

The Company's prepaid expense consists of $38,250 prepaid for various consulting and legal services provided by a service corporation.

NOTE 5   PROMISSORY NOTE PAYABLE

During March 2012, the Company issued an unsecured promissory note with convertible feature to a creditor, in connection with a $100,000 working capital loan to the Company. The interest rate is 6% per annum
and the maturity date is March 16, 2013.   The unpaid principal amount
may be converted to shares of common stock of American Laser
Healthcare Corporation at a per share price equal to the per share offering price of the first public offering made by American Laser Healthcare Corporation pursuant to the Security Act of 1933. The conversion is subject to the Company obtaining the required legal and regulatory approval to list its stock on a major US stock exchange. In case the Company is unable to list its stock on a major US stock exchange, then the Company is obligated to settle the note in cash.
The unpaid interest may be converted to shares of common stock of American Laser Healthcare Corporation at a per share price equal to the average of the trading market price of such shares for the preceding 90 days. The conversion is subject to the Company obtaining the required legal and regulatory approval to list its stock on a major US stock exchange. In case the Company is unable to list its stock on a major US stock exchange, then the Company is obligated to settle the note in cash.

NOTE 6   COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

On September 27, 2011, the Company issued 100,000,000 common shares to two directors and officers for $2,000 in cash.

On March 27, 2012, the Company redeemed an aggregate of 97,500,000 of the then 100,000,000 shares of its outstanding stock at a redemption price of $0.00002 per share for an aggregate redemption price of $1,950.

On March 28, 2012, the Company issued 5,000,000 shares of its common stock for an aggregate price of $1,000, as of June 30, 2012.

On April 28, 2012, the Board of Directors of the Company approved a 1 for 5 stock split of the outstanding shares. All shares presented in these financial statements and accompanying footnotes has been retroactively adjusted to reflect the increased number of shares resulting from this action.

As of June 30, 2012, 7,500,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 7- SUBSEQUENT EVENTS

The Company is offering for sale up to 10,000,000 shares of its common stock (the "Shares") at an offering price of $0.10 per Share for an aggregate of $1,000,000. The minimum investment per investor is 100,000 Shares and payable in full upon subscription to the offering. The Company is offering its shares on a "best efforts" basis which means that there is no minimum number of Shares that must be sold before the offering can close.

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

Current Developments

   As reported in the Form 10-Q for the period ended March 31, 2012, on March 27, 2012, the Company effected a change in control.

   On April 28, 2012, the Company effected a 5-for-1 stock split of its issued and outstanding common stock. The then 1,500,000 shares of common stock outstanding were converted to 7,500,000 shares of common stock and the par value of each share of common stock was adjusted from $0.0001 per share to $0.00002 per share.

   In addition, on April 28, 2012, the Board of Directors approved and adopted a change in the Company's fiscal year end from December 31 to September 30 of each year.

   The Company is a development-stage SEC reporting company that intends to improve health and wellness by providing access to innovative diagnostics and treatment for patients with pain and other common medical conditions. The Company plans to do this by creating and managing a profitable medical device product development business coupled with a healthcare service business that provides a protocol and pathway for the adoption and implementation of Low Level Light Therapy (LLLT).

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

Revenues and Expenses

      The Company has received no income, has had no operations.
The Company has incurred ongong expenses of $38,250 including
Delaware state fees, consulting fees andlegal and accounting fees.

    In March, 2012, the Company borrowed $100,000. The loan is unsecured with a 6% interest per annum maturing March 16, 2013.
The unpaid principal amount of the loan may be converted into shares of common stock of the Company at a per share price equal to the per share offering price of the first public offering made by the Company pursuant to the Securiaties Act of 1933. The conversion is contingent upon the Company receiving appoval to list its stock on a major United States stock exchange and in the case of failure to obtain such approval, the full amount of the loan is due in cash.

    In addition, the unpaid principal may be converted into shares of common stock of the Company at a per share price equal tothe average trading price of the common stock of the Company for the preceding
90 days. In the case that the Company is not listed on a major United States stock exchange, the full amount of the interest is due in cash.

    Funds from such loan have been used to pay the ongoing expenses of the Company.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.


ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

     Pursuant to Rule 13a-15(b) under the Securities Exchange Act of
1934 ("Exchange Act"), the Company's management, under the supervision and with the participation of the Chief Operating Officer, who is also the executive principal officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2012, the end of the period covered by this Quarterly Report on Form 10-Q.

   Based upon that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that, as of March 31, 2012, the disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

    The Company's management has identified material weaknesses in its internal control over financial reporting related to the following matters:

        A lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on defective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

        A lack of sufficient personnel in the accounting function due to the Company's limited resources with appropriate skills, training and experience to perform certain tasks as it relates to financial reporting.

     The Company's plan to remediate those material weaknesses remaining is as follows:

        Improve the effectiveness of the accounting group by continuing to augment existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions. The Company plans to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once it generates significantly more revenue,or raises significant additional working capital.

        Improve segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, American Laser has issued the following shares of its common stock (without any retroactive effect to the subsequent 5-for-1 stock split):

	 American Laser issued 20,000,000 common shares pursuant to
Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $2,000 in September 2011 as follows:

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

     On April 28, 2012, the Company effected a 5-for-1 stock split and the outstanding 1,500,000 shares of common stock were converted to 7,500,000 shares and the par value per share was adjusted from $0.0001 to $0.00002 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 28, 2012, the Company effected a 5-for-1 stock split and the outstanding 1,500,000 shares of common stock were converted to 7,500,000 shares and the par value per share was adjusted from $0.0001 to $0.00002 per share.

     The Board of Directors, pursuant to the authority provided thereto in the bylaws of the Company, changed the Company's year end from December 31 to September 30 of each year.

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


Dated:   July 24, 2012