Form 10-K
period 2012-09-30
AMERICAN LASER HEALTHCARE Corp
filed 2013-02-04
CIK 1534099

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission files number 000-54541

AMERICAN LASER HEALTHCARE CORPORATION

(Exact name of registrant as specified in its charter)

BIOLASER TECHNOLOGY INC.

(Former Name of Registrant)

Delaware	45-5985655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Technology Drive, Suite I-807, Irvine, CA	92618
(Address of principal executive offices)	(zip code)
Registrant's telephone number, including area code:	949/873-8899

Securities registered pursuant to Section 1 2(b) of the Act: None

Securities registered pursuant to Section 1 2(g) of the Exchange Act:

Common Stock, $0.00002 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Outstanding at
Class	September 30, 2012

Common Stock, par value $0.00002	89,500,000

Documents incorporated by reference:	None

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

The president of the Company was the president, director and shareholder of Tiber Creek Corporation. Tiber Creek Corporation assists companies in becoming public reporting companies and with introductions to the financial community. To become a public company, Tiber Creek Corporation may recommend that a company file a registration statement; most likely on Form S-1, or alternatively that a company first effects a business combination with the Company and then subsequently files a registration statement. A company may choose to effect a business combination with the Company before filing a registration statement as such method may be an effective way to obtain exposure to the brokerage community.

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

The Company has successfully acquired certain assets from a private LLLT company having an approved device and methodology patent, and insurance reimbursement code approvals on July 23, 2012 with the issuance of 75 million shares of ALH common stock. The patented devise also had US FDA cleared through Amest Corporation who owns the FDA clearance with 510k registration K030275.

The Company registered its common stock on September 21, 2011, a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

On March 27, 2012, the following events occurred which resulted in a change of control of the company:

1.	The Company redeemed an aggregate of 97,500,000 of the then 100,000,000 shares of outstanding stock at a redemption price of $.00002 per share for an aggregate redemption price of $1,950.

2.	The then current officers and directors resigned.

3.	On March 27, 2012, David Janisch and James Djen were elected as directors of the Company; David Janisch was appointed President, Secretary and Treasurer.

As of September 30, 2012, the Company had not generated revenues and had no income or cash flows from operations since inception. At September 30, 2012, the Company had sustained net loss of $78,858 and had accumulated deficit of $80,201.

The Company intends to establish a training program for medical professionals in the use of the device and methodology. In addition, the Company is planning to sell to nursing homes and in-home-health-services providers domestically, starting sales preparations in November, 2012, including manufacturing and collateral development. The company’s first focus will be nursing homes that currently bill for pain management services. The Company will also market into the in-home healthcare service providers where reimbursement for pain management is somewhat less limited.

During initial operations, the Company will pursue an FDA clearance for treatment of pressure wounds. Nursing homes are monitored for the occurrence of pressure wounds and are likely adopters of this technology. When approved, the simplicity and effectiveness of the treatment regime for pressure wounds is expected to lead to additional sales of the MB-System.

The Company will develop a product road map that will sequence the many different treatment protocols of the LLLT system. The multiple product offerings that are additional to those offered at launch, will multiply the Company’s revenue opportunities at a rate limited only the Company’s ability to obtain additional FDA clearances. Further, the Company may make targeted acquisitions of businesses that compliment the Company’s customer profiles and/or product offering.

Nursing Homes

According to the Centers for Disease Control, there were 15,690 nursing homes in the U.S. with a total of 1.7MM beds in 2010. The average home has about 108 beds with an occupancy rate of about 86%. About 88% of those are certified by Medicare. Approximately 54% are operated as part of a chain while the balances are independently operated.

Residents of these homes have disorders that can be improved by using the MB-System. Specifically, 22.7% report pain and of those 78% had a ProReNata (as needed) order for a pain medication, 49.8% had a standing order for pain medication and 29.3% use non-pharmacological means for dealing with pain.

Recast in the context of an individual nursing home (93 occupied of 108 total beds), those statistics would be 27 non-pharmacological, 46 for standing drug orders and 72 those with PRN orders per home. At an average treatment course of three times per week for one month, and a single course of therapy each patient, a total of 864 treatments would generate $30K in reimbursements in the first year.

In addition, 10.7% of all nursing home patients have some form of pressure wounds. As nursing homes are monitored, in part, on their ability to treat pressure ulcers, the MB-System can be invaluable. ALHC will be pursuing FDA clearance for the use of the MB-System on pressure wounds.

If ALHC sells an average of two machines per facility, the company would need to capture about 1.5% of all nursing homes to achieve its Year 1 goals, 2.7% to achieve Year 2 goals and 4.9% to achieve Year 3 goals. These numbers represent total revenue goals for the company.

Home Health Care Providers (HHCP)

Due to the nature of home bound patients, the uses of the MB-System for palliative and pressure wound care would likely be higher than in nursing homes. In 2011, about 12MM people received 428MM in home medical visits from about 35,000 provider companies.

Since many of these organizations employ medical technicians and/or licensed vocational nurses to deliver services to their patients, delivery of treatment using the MB-System could be easily accomplished.

 For ALHC to achieve its Year 1 – 3 goals, at one machine per HHCP, it would need to capture 1.4%, 2.4% and 4.4% of this market and represent total revenue goals.

The Company has commenced a private offering of its securities pursuant to Regulation D of the Securities Act of 1933, starting August 1, 2012. The Company is offering for sale up to 10,000,000 shares of its common stock (the "Shares") at an offering price of $0.10 per Share for an aggregate of $1,000,000.

Due to the development stage, the Company had relatively low operating expenses.

The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company is in a development stage and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

Item 2. Properties

The Company has no properties and at this time has no agreements to acquire any properties. During period covered by this Report, the Company leased an office located in Irvine, California on a month to month basis at $1,250 per month.

Item 3. Legal Proceedings

There is no litigation pending or threatened by or against the Company.

Item 4. Remove and Reserve

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

In general there is greatest liquidity for traded securities on the Nasdaq Capital Market and less on the OTC Bulletin Board. It is not possible to predict where, if at all, the securities of the Company will be traded.

The Company is authorized to issue 100,000,000 shares of common stock, of which 89,500,000 shares were outstanding as of September 30, 2012, and 20,000,000 shares of preferred stock, of which none was issued and outstanding as of September 30, 2012. The Company has not established any policies governing the treatment of preferred stock.

On September 27, 2011, the Company issued 100,000,000 common shares to two directors and officers for $2,000 in cash.

On March 27, 2012, the Company redeemed an aggregate of 97,500,000 of the then 100,000,000 shares of its outstanding stock at a redemption price of $0.00002 per share for an aggregate redemption price of $1,950.

On March 28, 2012 the Company issued 5,000,000 shares of its common stock for an aggregate price of $1,000,

On April 28, 2012, the Board of Directors of the Company approved a five-for-one stock split of the outstanding shares. All shares presented in these financial statements and accompany footnotes have been retroactively adjusted to reflect the increased number of shares resulting from this action.

On July 18, 2012, the Company issued 3,500,000 common shares to David Janisch and 3,500,000 common shares to James Djen as payments for director fees.

On July 23, 2012, the Company issued an aggregate of 75,000,000 common shares to Macbeam Inc., Bia Mac and Theresa Quach in exchange for certain assets per purchase agreement entered into by the Company.

As of September 30, 2012, 89,500,000 shares of common stock with a par value of $1,790 and no preferred stock were issued and outstanding.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We are still in our development stage and have generated no revenue to date.

We incurred operating expenses of $74,203 and $1,343 for the nine month and year ended September 30, 2012 and December 31, 2011, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. Our net loss from inception through September 30, 2012 was $80,201.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

Liquidity and Capital Resources

Our cash balance at September 30, 2012 was $71,824. Management does not believe our cash balance will be enough to fund operations for the next twelve months, and as such the Company is looking to raise additional funds of $1,000,000 through either borrowing or equity raises including a private placement operations until we begin to generate revenue from operations.

Cash provided by financing activities for the period from inception (September 21, 2011) through September 30, 2012 was $68,500, resulting from the sale of 5,675,000 shares of common stock issued to our director at $0.0002 per share for $1,000 and 675,000 shares of common stock issued to 5 un-affiliated investors at $0.10000 for proceeds of $67,500.

The Company has three short-term notes in amounts of $100,000 due March 15, 2013, $16,000 due November 8, 2013, and $10,000 due November 8, 2013. The principle and interest payments for the three notes are accrued on a monthly basis.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

American Laser Healthcare Corporation (formerly Amberwood Acquisition Corporation, "ALH" or the "Company") was incorporated on September 21, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

ALH has been in the developmental stage since inception and its operations to date have been limited to filing a registration statement and issuing shares of its common stock to the original shareholders and to the subsequent shareholders to who control of the Company was transferred.

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

The Company has successfully acquired certain assets from a private LLLT company having an approved device and methodology patent, and insurance reimbursement code approvals on July 23, 2012 with the issuance of 75 million shares of ALH common stock. The patented devise also had US FDA cleared through Amest Corporation who owns the FDA clearance with 510k registration K030275.

The asset included all Intellectual Property Rights of US Patent number 7993381 as well as all related WIPO filing and all versions of the MacBeam BioEnergy Light Therapy System referred to in the 510(k) application numbered K030275 by Amest Corporation.

There are two versions of the MB Bioenergy Light Therapy Systems having FDA clearance to treat sport injuries and manage pain. The prescription-only medical device also has associated insurance reimbursement codes for these uses.

MB Bioenergy Light Therapy Systems are developed based on the BioEnelognen (BELG) methodology, a patented approach to the use of LLLT. By pinpointing the therapy location, varying the wavelength sent by the device and the pulses of light transmitted each second, the BELG method has found to be useful in treating many disorders. It is the unique combination of wavelength, pulse and therapy time that allows LLLT to be used for many varied medical applications by varying the depth of energy penetration, the amount of photonic energy delivered and the time span of total energy delivery. This methodology is the heart of the MB Bioenergy Light Therapy Systems advantage and not employed by any competitor.

The Company intends to apply for additional United States and international patents, broader FDA clearances and reimbursement codes.

The Company anticipates that it may work with one or more major research institutes in submitting applications for federal grants and in research and development to further explore the healing mechanisms associated with the treatment methodologies.

The Company had no sales operations through September 30, 2012.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern.

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

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill Impairment" which is intended to simplify goodwill impairment testing by permitting the assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the traditional two-step impairment test. Under this update, we are not required to calculate the fair value of our reporting units unless we conclude that it is more likely than not (likelihood of more than 50%) that the carrying value of our reporting units is greater than the fair value of such units based on our assessment of events and circumstances. This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company has adopted the provisions of this update at the beginning of our fourth quarter. The adoption of this provision did not have a material impact on the Company’s financial statements.

Item 8. Financial Statements and Supplementary Data

The audit report issued by our independent registered public accounting firm and the audited balance sheets as of December 31, 2011 and September 30, 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the periods from September 21, 2011 (inception) through December 31, 2011, the nine months ended September 30, 2012, and the cumulative period of operations and cash flows contained from September 21, 2011 (inception) through September 30, 2012, are attached hereto in PART IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As part of the change to new management subsequent to the change in the Company in March, 2012, the Board of Directors determined not to continue with the Company’s accountants and to engage a different accounting firm with whom they were familiar. On October 8, 2012, the former accountants were dismissed.

On October 15, 2012 (the Engagement Date), the Company engaged JPDH & Company (JPDH) as its independent registered public accounting firm. The decision to engage JPDH as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the years ended December 31, 2011 and through October 15, 2012, (the date JPDH & Company was appointed), the Company did not consult JPDH & Company with respect to the application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s Financial Statements, or any other matters or reportable events as defined in Item 304(a)(20(i)and (ii) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer as of September 30, 2012 (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were ineffective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of September 30, 2012, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting to be able to have appropriately designed and operating entity level controls including risk assessment; information and communication; monitoring; and financial reporting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee and Outside Directors on the Company’s Board of Directors:

We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to assess and address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer who is also the principal financial officer. As of October 1, 2012, the Company has hired a Chief Financial Officer who is responsible for accounting and financial reporting. Currently, the Company is a development stage entity with limited resources. The Board and management will take appropriate action in the near future to address any deficiencies that can be material weaknesses.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during its fiscal year that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive officers, and Corporate Governance

Directors and Executive Officers

As of the period of time covered by this Report, the Directors and Officers of the Company as follow:

Name	Age	Positions and Offices Held

David Janisch	55	President, Secretary, Treasurer, Director

James Djen	57	Director - Chairman

As of the period of time covered by this Report, the Company had no full time employees. David Janisch and James Djen were the officers and directors of the Company. Mr. Janisch, as president, secretary, treasurer and director of the Company, and Mr. Djen as Director (Chairman) of the Company, with issuance of common stock as compensation for director fees. Potential conflicts may arise with respect to the limited time commitment by management and the potential demands of the activities of the Company.

Management of the Company

David Janisch, president, secretary, treasurer and director has over 30 years' experience in the technology industry including aerospace, data storage, optical/communication semiconductors, venture capital and investment banking in both Southern California and the San Francisco, California, Bay Area. He has worked extensively with established corporations and start-ups and has held management and executive positions in marketing, business development, program management, engineering and corporate finance. Mr. Janisch built new organizations and new businesses throughout his career.

At Applied Micro Circuits Corporation (NASDAQ:AMCC), he worked closely with the executive staff to define the growth strategy. He then led the mergers and acquisitions efforts by performing detailed due diligence and transacting numerous deals, including the $4.5 billion purchase of MMC Networks by AMCC, the large communication semiconductor acquisition. He launched a new program management organization for disk drive development at Western Digital (NYSE:WDC), while leading the effort to acquire IBM as a new $1 billion customer. Managing worldwide cross functional teams, Mr. Janisch has traveled extensively internationally, acquiring new customers and developing or integrating new operations.

Mr. Janisch served as Vice President of Marketing at a Silicon Valley network processor semiconductor start-up and was involved with its sale to Future Wei Technologies (owned by HuaWei). He co-founded the semiconductor advisory practice at Pharus Advisors, a boutique investment bank in San Francisco, where he advised BitBlitz on the sale to Intersil. He also advised clients such as Infineon Technologies and the Dubai Silicon Oasis Authority. Mr. Janisch held various engineering and engineering management positions at TRW, now Northrop Grumman (NYSE:NOC) and at McDonnell Douglas, now Boeing (NYSE:BA).

Mr. Janisch is a champion of STEM (science, technology, engineering and math) education and advises the Board of non-profit Rocket Science Tutors. He is a member of the Penn State College of Engineering IP Mentoring Panel, is an Executive Premier Member of the Southern California Venture Network and served on the City of Laguna Niguel Investment, Banking and Audit Committee.

Mr. Janisch holds an MSEE degree in Communication Systems from the University of Southern California, an MSME degree from Cal State University, Long Beach and a BSME degree from Penn State. He also holds a California teaching credential in Mathematics from University of California, Irvine.

James Djen, director and Chairman of Board, serves as a director of CKI, a business consulting firm for Chinese and United States companies. Mr. Djen has served as a financial consultant for Gree Logistic, a subsidiary of the largest air conditioner manufacturer in China, a business advisor for Wisco Economic Development Co., Ltd., a subsidiary of the third largest steel mill in China, and as an advisor to Sichuan Yinfa, China listed on NASDAQ in 2008. He was also Mergers and Acquisitions Advisor for IBT, a building material developer, listed on the OTCBB.

Mr. Djen was also a director and investor in Info smart Technology, listed on NASDAQ in July 2006. Here he developed the first DVD recordable media manufacturer in Hong Kong in 2003, and completed a secondary offering of $35M in 2006. The company was the largest DVD and DVD recordable manufacturer in the world with 56 production lines with a cost of $2M per line.

Prior to Infosmart Technology, Mr. Djen was founder of Bridge Technology Inc., which was listed on NASDAQ in January 1999. The company was listed as the Forbes 69th best for five years combined growth in the US from 1998 to 2002. Bridge invented the optical mouse for which Microsoft became the first customer in 1996. The company also became a power supply system ODM for TiVo and Siemens Medical Systems, and was the exclusive IBM Storage Products distributor for China.

Prior to Bridge Technology, Mr. Djen was a founder of CMS Enhancement Inc., listed on NASDAQ in June 1985, and moved to the NYSE in 1987 after a total of $50M offering. Bridge Technology was the first value added PC peripheral/storage reseller in the US. The company was listed as the Forbes ninth best young company in the US in 1992, was awarded US patent # 5,440,755 in 1993, and changed the name to AmeriQuest in 1995.

Mr. Djen interned as a medical engineer at Sutter Memorial Hospital in Sacramento, California where he worked on the development of an early warning system for open heart surgery. He earned an MS degree in Computer Engineering from Bridgeport University, Connecticut, an MS degree in Medical Engineering, Cal State University Sacramento, and a BS degree in Electrical Engineering from National Taiwan University.

On October 1, 2012, Theresa Quach joined the Company as President. Ms. Quach has extensive experience operating LLLT-based pain clinics. She has planned, organized, and wrote grant proposals and ran both federal and state-funded programs. She managed successful community-awarded annual budgets for senior-citizen programs based on external audits and outstanding expectation quota. She organized and launched a state-funded mental health management program for over 800 patients with a third of the patients needing bilingual assistance, producing stable and highly satisfied treatment results. Ms. Quach was instrumental to the FDA approval for the MB-system medical equipment. She has an MS in Acupuncture and Oriental Medicine and a Doctor of Science in OM from South Baylo University.

On October 1, 2012, Tony Chow joined the Company as Chief Financial Officer. Mr. Chow has professional services experience over 30 years in financial management consulting, financial operations including SEC reporting, financial/IT/J SOX compliance, business development, client relationship management, and software product development/implementations in variety of industries, include Staffing, Financial Services, Telecommunications, Medical Devices, Equipment Manufacturing, Hardware/Software Industries, Aerospace, Real Estate, and Oil and Gas. Mr. Chow has been successful in managing startup, turnaround and rapid corporate growth operations using a strong team-building and personal leadership style. Mr. Chow has comprehensive knowledge of U.S. GAAP accounting and finance principles, concepts and practices, as they apply to broad cross functional applications.

For the past 10 years Mr. Chow was a consultant in financial and operational management roles for domestic and international companies. Mr. Chow consulted in the areas of SEC reporting, financial/IT/J-SOX compliance reporting, and internal/external audits on a project or interim basis.

Mr. Chow was the Director of Asia Sales and Marketing at Digital Video Systems, Inc. He managed sales offices in Hong Kong, Canton, and Taipei for VCD, DVD player and DVD ROM products. He coordinated sales and marketing of Digital Video Systems products with various distributors and reps throughout Asia and Australia. Mr. Chow also managed financial reporting of Asia division in the Hong Kong office.

Mr. Chow was the Chief Financial Officer and Corporate Controller at Craig Consumer Electronics, Inc. In his capacity Mr. Chow managed finance, accounting, MIS, Human resources, sales support and domestic/international operations. At Craig Mr. Chow was able to established joint-venture agreements in China for manufacturing and repair facilities. He also was able to help Craig negotiate a new bank line of credit and other long-term debt financing.

Mr. Chow was the Controller of InterTherapy, Inc., a start-up company in the manufacturing and marketing on intravasculathreer ultrasound imaging system and catheter. Mr. Chow helped raised rounds of funding at $6MM. Mr. Chow position reported to the President and Board of Directors with managing responsibilities in accounting, human resources and IT of the company.

Mr. Chow holds an MBA degree in Finance, Accounting and Operations Research from the University of California at Riverside. He also earned a BA degree in Economics from the University of the Pacific at Stockton, and a BA degree in Physiology from the University of California at Berkeley.

Code of Ethics

The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. At September 30, 2012, the Company had two persons who served as the directors and officers.

 The Company has no operations or any revenue. The adoption of an Ethical Code during the period covered by this report would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code. At the time the Company enters into a business combination or other corporate transaction, the current officers and directors will recommend to any new management that such a code be adopted. The Company does not maintain an Internet website on which to post a code of ethics.

Corporate Governance.

For reasons similar to those described above, the Company did not have a nominating nor audit committee of the board of directors for the period covered by this Report. At September 30, 2012, the Company consists of two shareholders who served as the corporate directors and officers. The Company has no activities, and receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there are only two shareholders of the Company, there is no established process by which shareholders to the Company can nominate members to the Company's board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.

Item 11. Executive Compensation

The Company's two officers and directors each received a salary of $2,800 month starting in September of 2012 as compensation for services rendered to the Company. The two officers and directors each received 3,500,000 shares as payment for director fee.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its officers and directors.

 The Company does not have a compensation committee for the same reasons as described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 30, 2012, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address	Amount of Beneficial	Percent of Outstanding
of Beneficial Owner	Ownership	Stock

Bia Mac (1)	51,900,000	58.0%
4041 Glenwood Street
Irvine, California 92604

Theresa Quach (1)	7,500,000	8.4%
4041 Glenwood Street
Irvine, California 92604

David Janisch	1,500,000	1.7%
30251 Golden Lantern E408
Laguna Niguel, California 92677

James Djen	1,500,000	1.7%
15219 Columbus Square
Tustin, California 92782

(1)	As the holders of Macbeam asset for US patent #7993381 exclusive assignments as purchased by the Company. The Company’s issuance of common stock as payment for the asset purchase.

Item 13. Certain Relationships and Related Transactions and Director Independence

At December 31, 2011, the Company had issued a total of 20,000,000 shares of common stock pursuant to Section 4(2) of the Securities Act for a total of $2,000 in cash.

James M. Cassidy resigned as the president and a director of the Company at March 27, 2012.

James McKillop resigned as vice president and a director of the Company at March 27, 2012

On March 27, 2012, David Janisch and James Djen were elected as the directors of the Company, David Janisch was appointed President, Secretary and Treasurer.

The Company is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required. It is likely that neither Mr. Janisch nor Mr. Djen would be considered independent directors if it were to do so.

Item 14. Principal Accounting Fees and Services

The Company has no income and main operating expenses are legal and independent audit fees.

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

Audit related fee for period from September 21, 2011 (Inception) through December 31, 2011	$3,750

Audit related fee for nine months ended September 30, 2012	$7,120

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	19

Balance Sheets as of December 31, 2011 and September 30, 2012	20

Statements of Operations for the periods from September 21, 2011 (Inception) through December 31, 2011, January 1, 2012 to September 30, 2012, and September 21, 2011 (Inception) through September 30, 2012	21

Statements of Changes in Stockholders' Equity for the Period from September 21,2011 (Inception) through September 30,2012	22

Statements of Cash Flows for the period from September 21, 2011 (Inception) through December 31, 2011, January 1, 2012 to September 30, 2012, and September 21, 2011 (Inception) through September 30, 2012	23

Notes to Financial Statements	24

JPDH & Company – CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of American Laser Healthcare Corporation

We have audited the accompanying balance sheets of American Laser Healthcare Corporation, formerly known as Amberwood Acquisition Corporation ( a Development Stage Company) (the “Company”) as of December 31, 2011 and September 30, 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the periods from September 21, 2011 (inception) through December 31, 2011, the nine months ended September 30, 2012, and the cumulative period of operations and cash flows contained from September 21, 2011 (inception) through September 30, 2012. American Laser Healthcare Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Laser Healthcare Corporation as of December 31, 2011 and September 30, 2012, and the results of its operations and its cash flows for the period from September 21, 2011 (inception) through December 31, 2011, the nine months ended September 30, 2012 and the cumulative period of operations and cash flows from September 21, 2011 (inception) through September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and has an accumulated loss of $80,201 through September 30, 2012. Management’s plans concerning these matters are also described in Note 2, which include the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ JPDH & Company

Irvine California

February 4, 2013

American Laser Healthcare Corporation

(Formerly Amberwood Acquisition Corporation)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$71,824	$2,000
Prepaid expense	51,250	-
Intangible assets	15,000	-
TOTAL ASSETS	$138,074	$2,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,305	$-
Accrued liabilities	1,839	400
Promissory note payable	126,000	-
Interest payable	3,238	-
Common shares issuable	67,500	-
Total liabilities	$199,882	$400

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 20,000,000 share authorized; none issued and outstanding (1)	-	-

Common stock, $0.00002 par value, 100,000,000 shares authorized; 89,500,000 shares issued and outstanding (2)	1,790	2,000

Additional paid-in capital	16,603	943
Accumulated deficit	(80,201)	(1,343)
Total stockholders’ equity (deficit)	(61,808)	1,600

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$138,074	$2,000

(1)	The Company has not established any policies governing preferred stock as of September 30, 2012
(2)	All common shares amounts and per share amounts in these financial statements, reflect the five-for-one stock split of the issued and outstanding shares of common stock of the Company, effective April 28, 2012 including retroactive adjustment of common share amounts.

The accompanying notes are an integral part of the financial statements

American Laser Healthcare Corporation

(Formerly Amberwood Acquisition Corporation)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	January 1,	Sept. 21, 2011	Sept. 21, 2011
	2012 -	(Inception) -	(Inception) -
	September 30,	December 31,	September 30,
	2012	2011	2012

Sales	$-	$-	$-
Cost of sales	-	-	-
Gross Profit	-	-	-

Operating expenses	(74,203)	(943)	(75,146)
Operating/(loss)	(74,203)	(943)	(75,146)

Interest (expense)	(3,455)	-	(3,455)
(Loss) before income taxes	(77,658)	(943)	(78,601)

Income taxes	1,200	400	1,600

Net (loss)	$(78,858)	$(1,343)	$(80,201)

(Loss) per common share-basic and diluted	$(0.001)	$(0.000)	$(0.001)

Weighted average number of common shares outstanding-basic and diluted	65,380,051	20,000,000	57,629,562

The accompanying notes are an integral part of the financial statements

American Laser Healthcare Corporation

(Formerly Amberwood Acquisition Corporation)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from September 21, 2011 (Inception) to September 30, 2012

		Common	Additional Paid-	Accumulated
	Shares	Stock	In Capital	Deficit	Total
Balance at December 13, 2011 (Inception)	-	$-	$-	$-	$-
Shares issued for cash (3)	100,000,000	2,000	-	-	2,000
Additional paid-in capital	-	-	943	-	943
Net loss	-	-	-	(1,343)	(1,343)
Balance at December 31, 2011 (3)	100,000,000	2,000	943	(1,343)	1,600
Stock redemption (3)	(97,500,000)	(1,950)	-	-	(1,950)
Shares issued for cash (3)	5,000,000	100	900	-	1,000
Shares issued for director fees (5)	7,000,000	140	1,260		1,400
Shares issued for asset purchase agreement (6)	75,000,000	1,500	13,500	-	15,000
Subscription receivable	-	-	-	-	-
Net loss	-	-	-	(78,858)	(78,858)
Balance at September 30, 2012	89,500,000	$1,790	$16,603	$(80,201)	$(61,808)

(3) Retroactively adjusted to reflect the 5-for-1 stock split of April 28, 2012

(4) All common shares amounts and per share amounts in these financial statements, reflect the five-for-one stock split of the issued and outstanding shares of common stock of the Company, effectively April 28, 2012 including retroactive adjustment of common share amounts

(5) 3,500,000 shares issued to David Janisch as director fees, and 3,500,000 shares issued to James Djen as director fees

(6) 75,000,000 shares to Macbeam Inc., Bia Mac, and Theresa Quach for a certain asset purchase agreement

The accompanying notes are an integral part of the financial statements

American Laser Healthcare Corporation

(Formerly Amberwood Acquisition Corporation)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

		For the period from	For the period from
	For the period from	September 21, 2011	September 21, 2011
	January 1, 2012 -	(Inception) -	(Inception) -
	September 30, 2012	December 31, 2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(78,858)	$(1,343)	$(80,201)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Common Stock issued for directors' fees	1,400	-	1,400
Change in operating assets and liabilities
Prepaid expenses	(51,250)	-	(51,250)
Interest payable	3,238	-	3,238
Accounts payable	1,305	-	1,305
Accrued liabilities	1,439	400	1,839
Net cash (used) in operating activities	(122,726)	(943)	(123,669)
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of promissory notes	126,000	-	126,000
Proceeds from issuance of common stock and stockholders' additional paid-in capital	1,000	2,943	3,943
Cash paid for redemption of common stock	(1,950)	-	(1,950)
Proceeds from common stock issuable	67,500	-	67,500
Net cash provided by financing activities	192,550	2,943	195,493

Net increase in cash	69,824	2,000	71,824
Cash at beginning of period	2,000	-	-
Cash at end of period	$71,824	$2,000	$71,824
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-
Non-cash transactions:
Acquisition of intangible assets with issuance of common stock	$15,000	$-	$15,000
Common stock issued for directors' fees	$1,400	$-	$1,400

The accompanying notes are an integral part of the financial statements

American Laser Healthcare Corporation

(Formerly Amberwood Acquisition Corporation)

(A DEVELOPMENT STAGE COMPANY)

Notes to the Financial Statements

Note 1: Nature of Operations and Summary of Significant Policies

Nature of Operations

American Laser Healthcare Corporation, formerly known as Amberwood Acquisition Corporation, (“ALHC” or “the Company”) was incorporated on September 21, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is a development-stage SEC reporting company that intends to improve health and wellness by providing access to innovative diagnostics and treatment for patients with pain and other common medical conditions. The Company plans to do this by creating and managing a profitable medical device product development business coupled with a healthcare service business that provides a protocol and pathway for the adoption and implementation of Low Level Light Therapy (LLLT).

The Company possesses a patent to an FDA cleared device with patented methodology, the MB-System, and insurance reimbursement codes to allow payment for unattended treatment.

On August 1, 2012, the Company offered a Private Placement Offering Memorandum (PPM) of 10,000,000 shares of common stock at $0.10 per share for an aggregate of $1,000,000, and through September 30, 2012, has received $67,500 in stock subscriptions.

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

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the balance sheets for cash and cash equivalents and prepaid expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings.

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

Loss per Common Share

The Company has adopted ASC 260 “Earnings Per Share”. Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2012, and December 31, 2011, there are no outstanding dilutive securities.

Fair Value of Financial Instruments

FASB ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which priorities the inputs in measuring fair value. The hierarchy priorities the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that is either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amounts of financial assets and liabilities, such as cash and accrued liabilities approximate their fair values because of the short maturity of these instruments.

Revenue

The Company has no revenue as of September 30, 2012.

Note 2: Going Concern

The Company has sustained a cumulative net loss and accumulated deficit of $80,201, since inception of the Company on September 21, 2011. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

Management plans to raise additional funds for operations through a private placement that is ongoing and through January 23, 2013, the Company has raised $133,500, including $26,000 proceeds from conversion from two notes payable. The private placement is for up to $1,000,000. In addition, the Company is anticipating commencement of revenue through the sales of LLT machines.

These financial statements have been prepared on a going concern basis, which assumes the Company will continue its operations. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiate with a business entity for the combination of that target company with the Company.

There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Note 3: Recent Accounting Pronouncements

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

In January 2010, FASB issued ASU No. 2010-06 Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2 . A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3 . The new disclosures and clarifications of existing disclosures are effective now. The adoption of the ASU’s did not have a material impact on the financial statements.

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

In May 2011, the FASB issued ASU 20 11-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS) of Fair Value Measurement Topic 820.” ASU 20 11-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption of this ASU is not expected to have a material impact on our financial statements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill Impairment” which is intended to simplify goodwill impairment testing by permitting the assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the traditional two-step impairment test. Under this update, we are not required to calculate the fair value of our reporting unit’s unless we conclude that it is more likely than not (likelihood of more than 50%) that the carrying value of our reporting units is greater than the fair value of such units based on our assessment of events and circumstances. This update is effective for fiscal years beginning after December 15, 20 11, with early adoption permitted. We have adopted the provisions of this update at the beginning of our fourth quarter. The adoption of this provision did not have a material impact on our financial statements.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial statements upon adoption.

Note 4: Prepaid Expenses

Prepaid expenses of $50,000 are for legal fees and $1,250 for rent.

Note 5: Intangible Assets

The Company owns a patent with a book value at the acquisition date of $15,000. The patent was acquired in the period ending September 30, 2012 and has a remaining life of 16 years.

Note 6: Income Tax

At September 30, 2012, the Company has a federal and California operating loss carry forward of approximately $80,000, which expire in 2032, unless previous utilized.

The deferred tax asset as of September 30, 2012 was approximately $32,000. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2012 and, accordingly, recorded a full valuation allowance.

Under Section 382 of Internal Revenue Code, if a corporation undergoes “ownership change” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its post-change income may be limited. Therefore, some of the Company’s NOL’s may be subject to Section 382 limitations.

Note 7: Notes Payable

The Company has three short-term unsecured notes. A $100,000 note with a 6% annual interest rate, dated March 16, 2012. Interest and principal are due on March 15, 2013. Approximately $3,300 interest expense for this note is accrued at September 30, 2012. Another two individual notes for $16,000 and $10,000, dated August 3, 2012 and September 8, 2013, respectively, are due on November 8, 2012. Approximately $153 interest expense for both notes using 6% of imputed annual interest rate is accrued at September 30, 2012. Subsequent to September 30, 2012 both $16,000 and $10,000 notes were converted into the Company’s common stock. See Note 9 for additional information.

Note 8: Common Shares Issuable

The Company offered a Private Placement Offering Memorandum and received $67,500 in funding. The Company has not issued the share certificates to the investors as of September 30, 2012.

Note 9: Stockholders’ Equity

On July 18, 2012, the Company issued 3,500,000 common shares to David Janisch and 3,500,000 common shares to James Djen as payments for direct fees. The fair value of the services rendered by each director was $700. Based on 3,500,000 common shares @ $0.0002 per share, the fair value of each director fee was determined at $700. The director fees totaled to 7,000,000 common shares @ $0.0002 per share at $1,400.

On July 23, 2012, the Company issued an aggregate of 75,000,000 common shares to Macbeam Inc., Bia Mac and Theresa Quach in exchange for certain assets per a purchase agreement entered by the Company.

Note 10: Subsequent Events

On October 1, 2012, the Company entered into a Valued Added Reseller (VAR) agreement with Amest Corporation located in Rancho Santa Margarita, California. Amest Corporation is engaged in the manufacturing and servicing of medical equipment, and is the owner of 510k registration K030275 with the US FDA (“510k”). Amest Corporation will transfer the FDA clearance to the Company in exchange for a $100,000 promissory note, due on December 31, 2013. The Company will purchase products from Amest Corporation and to re-sell, re-label and to distribute such products and the FDA clearance. The Company is the owner of the US patent related to these products.

On October 12, 2012, the Company entered into a licensing agreement with Aquentium, Inc. based in Lake Elsinore, California for the purpose of allowing Aquentium to operate walk in pain therapy clinics, using the current MB BioEnergy Light Therapy System.

On October 25, 2012, the Company converted the two promissory notes payable in amounts of $16,000 and $10,000 to common shares through the offering of the Private Placement Offering Memorandum for 260,000 common shares at $0.1000 per share.

During the period of October 1, 2012 through January 23, 2013, the Company issued 875,000 common shares at a price of $0.10 per share for a total of $87,500 through a Private Placement Offering.

On January 23, 2013, the Company issued 200,000 common shares at a price of $0.10 per share for a total of $20,000 through a Private Placement Offering.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN LASER HEALTHCARE CORPORATION

By:	/s/ David Janisch
Chief Executive Officer

By:	/s/ Tony Chow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

February 4, 2013

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ James Djen	Director and Chairman	February 4, 2013
For the period
covered by this Report

