Form 10-Q
period 2012-12-31
AMERICAN LASER HEALTHCARE Corp
filed 2013-02-28
CIK 1534099

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 O R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 O R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54541

AMERICAN LASER HEALTHCARE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware

45-4985655

(State or other jurisdiction of

(I. R.S. Employer

incorporation or organization)

Identification No.)

1 Technology Drive, Suite I-807

Irvine, California 92618

(Address of principal executive offices) (zip code)

949-873-8899

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [X]        No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]

Accelerated Filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes [X]      No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class

Outstanding at December 31, 2012

Common Stock, par value $0.00002

90,635,000

Documents incorporated by reference:    None

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

American Laser Healthcare Corporation
(A Development Company)
Balance Sheets
(Unaudited)

December 31,		September 30,
2012		2012
ASSETS
Current Assets
Cash	$804	$71,824
Inventories	31,880	-
Furniture & equipment	3,272	-
Prepaid expense	60,235	51,250
Intangible assets	14,766	15,000
TOTAL ASSETS	$110,957	$138,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,805	$1,305
Accrued liabilities	25,091	1,839
Promissory note payable	111,000	126,000
Interest payable	4,812	3,238
Common shares issuable	-	67,500
Total liabilities	$156,708	$199,882
Stockholders’ equity (deficit)
89,500,000 shares issued and outstanding, (September 30, 2012)
90,635,000 shares issued and outstanding, (December 31, 2012)	1,813	1,790
Additional paid-in capital	130,080	16,603
Accumulated (deficit)	(177,644)	(80,201)
Total stockholders’ (deficit)	(45,751)	(61,808)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$110,957	$138,074

The accompanying notes are an integral part of the financial statements

American Laser Healthcare Corporation
(A Development Company)
Statements of Operations
(Unaudited)

			From
			Inception
			(September 21,
	Three Months		2011) to
	Ended December 31,		December 31,
	2012	2011	2012

Sales	$-	$-	$-
Cost of sales	-	-	-
Gross Profit	-	-	-

Operating expenses
General and administrative	88,368	1,343	157,546
Research and development	22,718	-	28,886
Total operating expenses	111,086	1,343	186,432

Loss from operations	(111,086)	(1,343)	(186,432)

Other income (expense)
Other income	15,000	-	15,000
Interest expense	(1,357)	-	(4,812)
Total other income (expense)	13,643	-	10,188

Income taxes	-	-	1,600

Net (loss)	$(97,443)	$(1,343)	$(174,644)

Loss per common share-basic and diluted	$(0.001)	$(0.000)

Weighted average number of common
shares outstanding-basic and diluted	90,317,880	20,000,000

The accompanying notes are an integral part of the financial statements

American Laser Healthcare Corporation
(A Development Company)
Statement of Changes in Stockholders’ Equity/(Deficit)
(Unaudited)

		Common	Additional Paid-	Accumulated	Total
	Shares	Stock	In Capital	Deficit
Balance at September 21, 2011 (Inception)	-	$-	$-	$-	$-
Shares issued for cash	100,000,000	2,000	-	-	2,000
Additional paid-in capital	-	-	943	-	943
Net loss	-	-	-	(1,343)	(1,343)
Balance at December 31, 2011	100,000,000	2,000	943	(1,343)	1,600
Stock redemption	(97,500,000	(1,950)	-	-	(1,950)
Shares issued for cash	5,000,000	100	900	-	1,000
Shares issued for director fees	7,000,000	140	1,260		1,400
Shares issued for asset purchase agreement	75,000,000	1,500	13,500	-	15,000
Subscription receivable	-	-	-	-	-
Net loss	-	-	-	(78,858)	(78,858)
Balance at September 30, 2012	89,500,000	$1,790	$16,603	$(80,201)	$(61,808)
Shares issued from common shares
issuable October 25, 2012	675,000	14	67,486	-	67,500
Shares issued from promissory notes
conversion October 25, 2012	260,000	5	25,995	-	26,000
Shares issued for cash November 2, 2012	200,000	4	19,996	-	20,000
Net loss	-	-	-	(97,443)	(97,443)
Balance at December 31, 2012	90,635,000	1,813	130,080	(177,644)	(45,751)

The accompanying notes are an integral part of the financial statements

American Laser Healthcare Corporation
(A Development Company)
Statements of Cash Flows
(Unaudited)

			From
			Inception
			(September 21,
	Three Months		2011) to
	Ended December 31,		December 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(97,443)	$(1,343)	$(177,644)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities Common Stock
Depreciation and amortization	426	-	426
Common Stock issued for directors’ fees	-	-	1,400
Change in operating assets and liabilities
Inventory	(31,880)	-	(31,880)
Prepaid expenses	(8,985)	-	(60,235)
Interest payable	1,574	-	4,812
Accounts payable	14,500	-	22,323
Accrued liabilities	23,252	400	18,573
Net cash used in operating activities	(98,556)	(943)	(223,625)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(3,464)	-	(3,464)
Net cash (used) in investing activities	(3,464)	-	(3,464)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of promissory notes	11,000	-	137,000
Proceeds from issuance of common stock and
stockholders' additional paid-in capital	87,500	2,943	89,493
Proceeds from common stock issuable	(67,500)	-	-
Net cash provided by financing activities	31,000	2,943	226,493
Net increase in cash	(71,020)	2,000	804
Cash at beginning of period	71,824	-	-
Cash at end of period	$804	$2,000	$804
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-
Non-cash transactions:
Acquisition of intangible assets with issuance
of common stock	$-	$-	$15,000
Common stock issued for directors' fees	$-	$-	$1,400

The accompanying notes are an integral part of the financial statements

American Laser Healthcare Corporation
(A Development Company)
Notes to Financial Statements
(Unaudited)

Note 1:  Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

The Company possesses the exclusive rights to the patented methodology, the MB Bioenergy Light Therapy System.  The patented device also has US FDA clearance through Amest Corporation who owns the FDA clearance with 510k registration K030275.  LLLT has associated insurance reimbursement codes to allow payment for treatment.

On August 1, 2012, the Company offered a Private Placement Offering Memorandum (PPM) of 10,000,000 shares of common stock at $0.10 per share for an aggregate of $1,000,000, and through December 31, 2012, has received $113,500 in stock subscriptions.

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

Inventories

Inventories are stated at cost.  Cost is determined using the first-in, first-out method (FIFO). All inventories are medical devices and accessories for the units.

Revenue Recognition

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss.  The Company has not generated revenue for the three month ended December 31, 2012.

Note 2:  Going Concern

The Company has sustained a cumulative net loss and accumulated deficit of $177,644, since inception of the Company on September 21, 2011.  The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

Note 3:  Recent Accounting Pronouncements

Recently issued accounting pronouncements

We do not expect the adoption of recently issued accounting pronouncement to have a significant impact on our results of operations, financial position or cash flow.

Note 4:  Inventories

In October 2012, the Company purchased inventories consisting of $31,000 in finished units and $880 in accessories for the units.

Note 5:  Prepaid Expenses

Prepaid expenses are $50,000 for legal fees, $933 for insurance, $300 for rent, and $9,002 of security deposit.

Note 6:  Intangible Assets

The Company owns a patent with a book value at the acquisition date of $15,000.  The patent was acquired in the period ending September 30, 2012 and has a remaining life of 16 years.  The intangible assets are amortized over 16 years at a monthly amortization expense of $78.  The accumulated amortization expense for the three month period ending December 31, 2012 was $234.

Note 7:  Research and Development Expenses

The Company incurred research and development expenses of $22,718 for the three month ended December 31, 2012.  These expenses consisted of engineering and software development costs in updating the MB Bioenergy Light Therapy System to a touch screen display model.

Note 8:  Stock Issued

On October 25, 2012, the Company issued 675,000 common shares to the investors of the Private Placement Offering Memorandum for the $67,500 in common shares issuable.

On October 25, 2012, the Company converted the two promissory notes payable in amounts of $16,000 and $10,000 to common shares through the offering of the Private Placement Offering Memorandum for 260,000 common shares at $0.1000 per share.

Note 9:  Related Party Transactions

On December 14, 2012, the Company issued a short-term unsecured note in the amount of $8,000 with a 12% annual interest rate to David Janisch, CEO of the Company.  The principle and interest are accrued monthly at $747.  No monthly payments to the principle and interest had been made by the Company.  The note has a due date of December 13, 2013.

 On December 14, 2012, the Company issued a short-term unsecured note in the amount of $3,000 with a 12% annual interest rate to Jeffrey Lu, a shareholder of the Company.  The principle and interest are accrued monthly at $280.  No monthly payments to the principle and interest had been made by the Company.  The note has a due date of December 13, 2013.

Note 10:  Notes Payable

The Company has three short-term unsecured notes. A $100,000 note with a 6% annual interest rate, dated March 16, 2012. Interest and principal are due on March 15, 2013.  This note is convertible to 1,000,000 common shares at the conversion price of $0.10 per share.

On December 14, 2012, the Company issued a short-term unsecured note in the amount of $8,000 with a 12% annual interest rate to David Janisch, CEO of the Company.  The principle and interest are accrued monthly at $747.  No monthly payments to the principle and interest have been made by the Company.  The note has a due date of December 13, 2013.

 On December 14, 2012, the Company issued a short-term unsecured note in the amount of $3,000 with a 12% annual interest rate to Jeffrey Lu, a shareholder of the Company.  The principle and interest are accrued monthly at $280.  No monthly payments to the principle and interest have been made by the Company.  The note has a due date of December 13, 2013.

Approximately $4,800 of interest expense is accrued from September 21, 2011 (inception) to December 31, 2012.  Interest expense for the three month period ended December 31, 2012 totaled approximately $1,357.

Note 11:  Commitments and Contingencies

On August 1, 2012, the Company signed with an attorney who will provide legal and consulting services as general legal counsel services to the Company.  The term of agreement is for one year from September 1, 2012 through August 31, 2013 with estimate fee of $40,000.  As of December 31, 2012, the Company has paid and accrued legal expenses of $8,000.

On October 12, 2012, the Company entered into a licensing agreement with a third party, based in Southern California for the purpose of allowing the third party to operate walk in pain therapy clinics, using the current MB Bioenergy Light Therapy System.

Note 12:  Lease Agreement

The Company entered a lease agreement with Irvine Company to lease an office unit located in Irvine, California, effective November 5, 2012.  The lease term is one year with monthly lease payment of $2,904.  The lease is subject to renew upon expiration.  According to the lease term, the Company made a security deposit totaled $9,002.  The Company also leases a conference room nearby in the same city on a month to month basis for $300 per month.

Item 2:  Management Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

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

The Company possesses the exclusive rights to the patent to an FDA cleared device with patented methodology, the MB Bioenergy Light Therapy System, and insurance reimbursement codes to allow payment for treatment.

In addition, two models of the MB Bioenergy Light Therapy System are developed and ready to sell to nursing homes and in-home-health-services providers domestically.  The Company started sales preparations in November, 2012, including marketing materials.  The company’s focus is on nursing homes that currently bill for pain management services. The Company will also market its products to the in-home healthcare service providers where reimbursement for pain management is somewhat less limited.

As of the date of this filing the Company had minimal operations and no revenues except $15,000 of other income for October through December of 2012.  The Company for the next nine months will primarily to obtain additional equity funding to develop and expand operations and sales and marketing activities.

Liquidity and Capital Resources

Our cash balance at December 31, 2012 was $804. Management does not believe our cash balance will be enough to fund operations for the next twelve months, and as such the Company is looking to raise additional funds of $1,000,000 through either borrowing or raising equity through private placement operations until we begin to generate revenue from operations.

Cash provided by financing activities for the period from inception (September 21, 2011) through December 31, 2012 was $226,493 resulting from the proceeds from the issuance of common stock and stockholders’ additional paid-in capital of $89,493 and the proceeds from issuance of promissory notes of $137,000.  Cash provided by financing activities for the three month period ending December 31, 2012 was $31,000 resulting from the proceeds from the issuance of common stock and stockholders’ additional paid-in capital of $20,000, and proceeds from the issuance of promissory notes of $11,000.

The Company has three short-term notes in amounts of $100,000 due March 15, 2013, $8,000 and $3,000 both due December 13, 2013.  The principle and interest payments for the three notes are accrued on a monthly basis.

Results of Operations

We are still in our development stage and have not generated revenue for the three month ended December 31, 2012, and December 31, 2011, respectively.

We incurred operating expenses of $111,086 and $1,343 for the three month ended December 31, 2012, and December 31, 2011, respectively.  These expenses increased in 2012 comparing to 2011 due to higher general and administrative expenses, professional fees, salaries, and research and development expenses.   Our net losses were $97,443 and $1,343 for the three month ended December 31, 2012, and December 31, 2011, respectively.

Off- Balance Sheet Arrangements

None

Commitments and Contingent Liabilities

On August 1, 2012, the Company signed with an attorney who will provide legal and consulting services as general legal counsel services to the Company.  The term of agreement is for one year from September 1, 2012 through August 31, 2013 with estimate fee of $40,000.  As of December 31, 2012, the Company has paid and accrued legal expenses of $8,000.

On October 12, 2012, the Company entered into a licensing agreement with a third party, based in Southern California for the purpose of allowing the third party to operate walk in pain therapy clinics, using the current MB Bioenergy Light Therapy System.

On January 2, 2013, the Company entered into a Valued Added Reseller (VAR) agreement with Amest Corporation located in Rancho Santa Margarita, California. Amest Corporation is engaged in the manufacturing and servicing of medical equipment, and is the owner of 510k registration K030275 with the US FDA (“510k”). Amest Corporation signing the VAR agreement agrees to transfer the FDA clearance to the Company for one year in exchange for a $100,000 promissory note. The Company will purchase products from Amest Corporation and to re-label, re-sell and to distribute such products with the FDA clearance. Amest is the only one exclusion supplier to the Company, while the Company is the owner of the US patent related to these products.

Item 3:  Recent Accounting Pronouncements

There are no new accounting pronouncements that have impacted on the Company’s financial statements.

Item 4:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 5:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise. Our CEO and CFO do not possess accounting expertise and our company does not have an audit committee. This weakness is due to the company’s lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1:   Legal Proceedings

There is no litigation pending or threatened by or against the Company.

Item 1A:  Risk Factors

There have been no material changes to American Laser Healthcare Corporation’s risk factors as previously disclosed in our most recent 10-K filing for the fiscal year ending September 30, 2012.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

There is currently no public market for the Company’s securities.  For the three month period ended on December 31, 2012, the Company raised $113,500 common shares through the offering of the Private Placement Offering Memorandum for 1,135,000 shares.  As of December 31, 2012, the Company has issued a total of 90,635,000 shares that have not been registered.

Item 3:  Defaults upon Senior Securities

None

Item 4:  Remove and Reserve

Not applicable.

Item 5:  Other Information

None

Item 6:  Subsequent Events

On January 23, 2013, the Company issued 200,000 common shares at a price of $0.10 per share for a total of $20,000 through a Private Placement Offering.

On February 18, 2013, the Company signed an Exclusive Distributor Agreement with Ho Kyung Kim based in Irvine, California for the period August 1, 2013 to July 31, 2014.   The territory for distributing the Company’s products is South Korea and Japan.

On February 19, 2013, the Company signed a Sales Rep Firm Agreement with Ho Kyung Kim based in Irvine, California to sell the Company’s products in territories covering the Home Health Service Providers/Skilled Nursing and the Oriental Medicine Practitioners.

On February 19, 2013, the Company issued 1,000,000 common shares at a price of $0.10 per share for a total of $100,000 through a Private Placement Offering.

On February 20, 2013, the Company signed an Exclusive Distributor Agreement with Bio Beta Technology based in Garden Grove, California.  The territory for distributing the Company's products is Vietnam.

Item 7:  Exhibits

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

February 28, 2013