Form 10-Q
period 2013-03-31
AMERICAN LASER HEALTHCARE Corp
filed 2013-06-14
CIK 1534099

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 O R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [X]        No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Ac

Large accelerated filer [   ]

Accelerated Filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes [  ]      No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class

Outstanding at March 31, 2013

Common Stock, par value $0.00002

91,835,000

Documents incorporated by reference:    None

Table of Contents

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets as of March 31, 2013 and September 30, 2012	4
	Statements of Operations for the Three and Six Months Ended March 31, 2013 and 2012 and for the period from September 21, 2011 (Inception) to March 31, 2013	5
	Statement of Changes in Stockholders Deficit for the period from September 21.
	2011 (Inception) to March 31, 2013	6
	Statements of Cash Flows for the Six Months Ended March 31, 2013 and 2012 and for the period from September 21, 2011(Inception) to March 31, 2013	7
	Notes to Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Recent Accounting Pronouncements	14
Item 4	Quantitative and Qualitative Disclosures about Market Risk	15
Item 5.	Controls and Procedures	15

PART I I - OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults upon Senior Securities	15
Item 4.	Remove and Reserve	15
Item 5.	Other Information	16
Item 6.	Subsequent Events	16
Item 7.	Exhibits	17

SIGNATURES		18

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

American Laser Healthcare Corporation

(A Development Company)

Balance Sheets

(Unaudited)

	March 31,	September 30,
	2013	2012
ASSETS
Current Assets
Cash and equivalents	$5,161	$71,824
Inventories	42,569	-
Prepaid expense	41,498	51,250
Total current assets	89,228	123,074
Furniture & office equipment, net	2,983	-
Intangible assets	14,532	15,000
Total long-term assets	17,515	15,000
TOTAL ASSETS	$106,743	$138,074

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$21,051	$1,305
Accrued liabilities	172,775	1,839
Promissory note payable	100,000	126,000
Interest payable	6,751	3,238
Common shares issuable	-	67,500
Total current liabilities	$300,577	$199,882
Stockholders’ equity (deficit)
Common stock, $0.00002 par value, 100,000,000 shares authorized; 89,500,000 shares issued and outstanding	-	-
91,835,500 shares issued and outstanding, and
89,500,000 shares issued and outstanding	1,837	1,790
Additional paid-in capital	194,056	16,603
Warrants	56,000	-
Accumulated (deficit)	(445,727)	(80,201)
Total stockholders’ (deficit)	(193,834)	(61,808)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$106,743	$138,074

The accompanying notes are an integral part of the financial statements

American Laser Healthcare Corporation

(A Development Company)

Statement of Operations

(Unaudited)

					From
					Inception
					(September 21,
	Three Months		Six Months		2011) to
	Ended March 31,		Ended March 31,		March 31,
	2013	2012	2013	2012	2013

Sales	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-
Gross Profit	-	-	-	-	-

Operating expenses
General and administrative	260,401	35,790	348,769	37,133	420,946
Research and development	4,819	-	27,537	-	33,705
Total operating expenses	265,220	35,790	376,306	37,133	454,651

Loss from operations	(265,220)	(35,790)	(376,306)	(37,133)	(454,651)

Other income (expense)
Other income	-	-	15,000	-	15,000
Interest expense	(2,864)	(66)	(4,221)	(66)	(7,676)
Total other income (expense)	(2,864)	(66)	10,779	(66)	7,324

Income taxes	-	-	-	-	1,600

Net (loss)	$(268,084)	$(35,856)	$(365,527)	$(37,199)	$(445,727)

Loss per common share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding-basic and diluted	91,228,333	19,175,824	90,768,104	20,000,000

The accompanying notes are an integral part of the financial statements

American Laser Healthcare Corporation

(A Development Company)

Statement of Changes in Stockholders Deficit

(Unaudited)

						Total
	Shares	Common Stock	Additional Paid In Capital	Warrants	Accumulated Deficit
Balance at September 21, 2011 (Inception)	-	$-	$-	$-	$-	$-
Shares issued for cash	100,000,000	2,000	-	-	-	2,000
Additional paid-in capital	-	-	943	-	-	943
Net loss	-	-	-	-	(1,343)	(1,343)
Balance at December 31, 2011	100,000,000	2,000	943	-	(1,343)	1,600
Stock redemption	(97,500,000)	(1,950)	-	-	-	(1,950)
Shares issued for cash	5,000,000	100	900	-	-	1,000
Shares issued for director fees	7,000,000	140	1,260	-		1,400
Shares issued for asset purchase agreement	75,000,000	1,500	13,500	-	-	15,000
Subscription receivable	-	-	-	-	-	-
Net loss	-	-	-	-	(78,858)	(78,858)
Balance at September 30, 2012	89,500,000	$1,790	$16,603	$-	$(80,201)	$(61,809)
Shares issued for conversion of				-
Promissory notes, October 25, 2012	675,000	14	67,486	-	-	67,500
Shares issued for promissory notes				-
October 25, 2012	260,000	5	25,995	-	-	26,000
Shares issued for cash November 2, 2012	200,000	4	19,996	-	-	20,000
Shares issued for cash January 23, 2013	200,000	4	19,996	-	-	20,000
Shares issued for cash February 19, 2013	1,000,000	20	99,980	-	-	100,000
Warrants issued, March 6, 2013	-	-	(56,0000)	56,000	-	-
Net loss	-	-	-	-	(365,526)	(365,526)
Balance at March 31, 2013	91,835,000	1,837	194,056	56,000	(445,727)	(193,834)

The accompanying notes are an integral part of the financial statements

American Laser Healthcare Corporation

(A Development Company)

Statements of Cash Flows

(Unaudited)

			From Inception
			(September 21,
	Six Months		2011) to
	Ended March 31,		March 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(365,527)	$(37,199)	$(445,727)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities Common Stock
Depreciation and amortization	949	-	949
Change in operating assets and liabilities
Inventory	(42,569)	-	(42,569)
Prepaid expenses	9,752	(51,000)	(41,498)
Interest payable	3,513	66	6,751
Accounts payable	19,746	-	26,026
Accrued liabilities	170,937	2,190	168,250
Net cash used in operating activities	(203,199)	(85,943)	(327,818)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(3,464)	-	(3,464)
Net cash (used) in investing activities	(3,464)	-	(3,464)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of promissory notes	11,000	100,000	137,000
Payment of promissory notes	(11,000)	-	(11,000)
Redemption of common stock	-	(1,950)	(1,950)
Proceeds from issuance of common stock	140,000	`2,943	212,393
Net cash provided by financing activities	140,000	100,993	336,443
Net increase in cash	(66,663)	15,050	5,161
Cash at beginning of period	71,824	-	-
Cash at end of period	$5,161	$15,050	$5,161
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-
Non-cash transactions:
Common stock issued for conversion of
promissory notes payable	$26,000	$-	$26,000
Acquisition of intangible assets with issuance
of common stock	$-	$-	$15,000
Common stock issued for directors' fees	$-	$-	$1,400

The accompanying notes are an integral part of the financial statements

Notes to Financial Statements

(Unaudited)

Note 1:  Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period and six months period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Nature of Operations

American Laser Healthcare Corporation, formerly known as Amberwood Acquisition Corporation, (“ALHC” or “the Company”) was incorporated on September 21, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is an SEC reporting company that intends to improve health and wellness by providing access to innovative diagnostics and treatment for patients with pain and other common medical conditions. The Company plans to do this by creating and managing a profitable medical device product development business coupled with a healthcare service business that provides a protocol and pathway for the adoption and implementation of Low Level Light Therapy (LLLT).

The Company possesses the exclusive rights to the patented methodology, the MB Bioenergy Light Therapy System.  The patented device also has US FDA clearance through Amest Corporation who owns the FDA clearance with 510k registration K030275.  LLLT has associated insurance reimbursement codes to allow payment for treatment.

On August 1, 2012, the Company offered a Private Placement Offering Memorandum (PPM) of 10,000,000 shares of common stock at $0.10 per share for an aggregate of $1,000,000, and through March 31, 2013, has received $140,000 in stock subscriptions.

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

Inventories

Inventories are stated at lower of cost or market value, and is determined using the first-in, first-out method (FIFO). All inventories consist of medical devices and accessories.

Revenue Recognition

The revenue is recognized when the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered, and the customer takes ownership and assumes risk of loss; (3) the seller’s price to the buyer is fixed or determinable; and (4) collection is reasonably assured.  The Company has not generated revenue since the inception of September 21, 2011.

Note 2:  Going Concern

The Company has sustained a net loss of $268,084 and $365,527 for the three months and six months ended March 31, 2013, respectively, and accumulated deficit of $445,727 at March 31, 2013.  The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

Note 4:  Inventories

As of March 31, 2013, the Company has inventories of $41,249 for medical devices and of $1,320 in accessories for the medical devices.

Note 5:  Prepaid Expenses

Prepaid expenses consist of $30,000 legal fees, $837 for insurance, $300 for rent, and $10,361 of security deposits.

Note 6:  Intangible Assets

The Company owns a patent with a book value at the acquisition date of $15,000.  The patent was acquired in the quarter ended September 30, 2012 and has a remaining useful life of 16 years.  The intangible asset is amortized over 16 years at a monthly amortization expense of $78.  The accumulated amortization expense for the three and six months period ending March 31, 2013 was $234 and $468, respectively.

Note 7:  Research and Development Expenses

The Company incurred research and development expenses of $4,819 and $27,537 for the three and six months period ended March 31, 2013, respectively.  These expenses consisted of engineering and software development costs in updating the MB Bioenergy Light Therapy System to a touch screen display model.

Note 8:  Stock Issuance

On October 25, 2012, the Company issued 675,000 common shares to the investors of the Private Placement Offering Memorandum for the $67,500 received prior to this issuance.

On October 25, 2012, the Company converted the two promissory notes payable in amounts of $16,000 and $10,000 to common shares through the offering of the Private Placement Offering Memorandum for 260,000 common shares at $0.10 per share.

On November 2, 2012, the Company issued 200,000 common shares at a price of $0.10 per share for a total of $20,000 through a Private Placement Offering.

On January 23, 2013, the Company issued 200,000 common shares at a price of $0.10 per share for a total of $20,000 through a Private Placement Offering.

On February 19, 2013, the Company issued 1,000,000 common shares at a price of $0.10 per share for a total of $100,000 through a Private Placement Offering.

Note 9:  Warrants Issuance

On March 6, 2013, the Company issued warrants to accredited investors participating in the Private Placement Memorandum (the “PPM”).  Under the terms of the PPM, the Company issued an aggregate of 2,335,000 units (the “Units”), consisting of 2,335,000 shares of common stock and 1,167,500 warrants at a purchase price of $.10 per unit.  Each Unit consists of one share of common stock and a warrant to purchase .5 shares of common stock.  The warrants have an exercise price of $.10 per share and expire one year from the date of issuance.

The fair value of the warrants issued on March 6, 2013 was estimated to be $56,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 130.01%, risk free interest rate of .15% and an expected life of one year.

The following table represents a summary of warrants outstanding as of March 31, 2013:

Number of Shares	Exercise Price	Expiration Date
1,167,500	$.10	March 5, 2014

Below is a summary of warrant activity for the three months ended March 31, 2013:

	Number Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2013	---			---
Granted	1,167,500	$.10	1	$0.05
Exercised	---	---	---	---
Expired or Cancelled	---	---	---	---
Outstanding at March 31, 2013	1,167,500	$.10	1	$0.05

All warrants were fully vested upon issuance.

Note 10:  Accrued Liabilities

Accrued liabilities consist of $100,000 accrued liability from the VAR agreement for the transfer of manufacturing and servicing rights under an FDA (510k) clearance (see Note 12 below for additional information); of $67,800 accrued salaries and of $4,975 credit card payable.

On January 2, 2013, the Company entered into a Valued Added Reseller (VAR) agreement with Amest Corporation located in Rancho Santa Margarita, California. Amest Corporation is engaged in the manufacturing and servicing of medical equipment under a US FDA 510K clearance, with registration number K030275.  As agreed, Amest Corporation would transfer the manufacturing and servicing rights under the FDA clearance to the Company.  The Company is currently in the process of that transfer.  In exchange, the Company will pay cash or issue a $100,000 promissory note to Amest Corporation. The VAR agreement shall expire in one year and is automatically renewed for additional one year, and can be cancelled by either party with a 30 days notification. The Company will also purchase products from Amest Corporation and will re-label, re-sell or distribute such products with the Company’s name. Amest is currently the sole supplier to the Company, and the Company effectively, has the exclusive right to purchase these products from Amest as the Company has the US patent related to these products.

Note 11:  Related Party Transactions

On March 28, 2013, the Company’s attorney who is providing legal and consulting services purchased a unit from the Company for $7,500, which has applied to his legal and consulting fees.

Note 12:  Notes Payable

The Company has a short-term unsecured note of $100,000 with a 6% annual interest rate, dated March 16, 2012, which was renewed on March 16, 2013. Principal and accrued interest are due on March 15, 2014.  This note is convertible to 1,000,000 common shares at the conversion price of $0.10 per share after April 11, 2013.

Interest expense for the three and six months period ended March 31, 2013 totaled approximately $1,500 and   $3,000 respectively.

Note 13:  Commitments and Contingencies

On August 1, 2012, the Company entered a service agreement with an attorney in providing legal and consulting services as general legal counsel to the Company.  The term of the agreement is for one year and expires on August 31, 2013.  The Company has incurred legal expenses of $4,000 and $10,000 for the three and six months period ended March 31, 2013.

On October 12, 2012, the Company entered into a licensing agreement with a third party, based in Southern California for the purpose of allowing the third party to operate walk in pain therapy clinics, using the current MB Bioenergy Light Therapy System.  This agreement was terminated on April 23, 2013.

Note 14:  Lease Agreement

The Company entered a lease agreement with Irvine Company to lease an office unit located in Irvine, California, effective November 5, 2012.  The lease term is one year with monthly lease payment of $2,904.  The lease is subject to renew upon expiration.  According to the lease term, the Company made a security deposit totaled $9,002.  The Company also leases a conference room nearby in the same city on a month to month basis for $300 per month, which was terminated on May 31, 2013.

Note 15:  Subsequent Events

On April 3, 2013, the Company issued 300,000 common shares at a price of $0.10 per share for a total of $30,000 through a Private Placement Offering.

On April 11, 2013, the Company’s Board of Directors by unanimous consent and by written consent of the shareholders to effect a reverse stock split of the Corporation’s common stock at the rate of one (1) share of new Common Stock for each ten (10) shares of Common Stock held on April 11, 2013.  This reverse split is not reflected in the financial statements and footnotes as the split was after March 31, 2013.

On April 23, 2013, the Company terminated a licensing agreement with a third party based in Southern California, for the failure to pay the initial license fee payment for the purpose of allowing the operation of walk in pain therapy clinics, using the current MB BioEnergy Light Therapy System.

On May 14, 2013, the Company issued 5,000 common shares (after reverse stock split) at a price of $1.00 per share for a total of $5,000 through a Private Placement Offering.

On May 31, 2013, the Company signed an Exclusive and Non-Exclusive Distributor Agreement and replaces the Exclusive Distributor Agreement signed on February 20, 2013, with Bio Beta Technology based in Garden Grove, California.  Bio Beta Technology agrees to purchase 50 units during 2013 and 100 units in 2014 to maintain its exclusivity in Vietnam and Cambodia.

On June 12, 2013, the Company issued 10,000 common shares (after reverse stock split) at a price of $1.00 per share for a total of $10,000 through a Private Placement Offering.

Item 2:  Management Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

American Laser Healthcare Corporation, formerly known as Amberwood Acquisition Corporation, (“ALHC” or “the Company”) was incorporated on September 21, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is an SEC reporting company that intends to improve health and wellness by providing access to innovative diagnostics and treatment for patients with pain and other common medical conditions. The Company plans to do this by creating and managing a profitable medical device product development business coupled with a healthcare service business that provides a protocol and pathway for the adoption and implementation of Low Level Light Therapy (LLLT).

The Company possesses the exclusive rights to the patent to an FDA cleared device with patented methodology, the MB Bioenergy Light Therapy System, and insurance reimbursement codes to allow payment for treatment.

At present three models of the MB Bioenergy Light Therapy System are developed and ready to sell to nursing homes and in-home healthcare service providers domestically.   A comprehensive regulatory review of the original

MB Bioenergy Light Therapy System was performed.   It was determined that wound care, as well as, pain management are treatments that align with the intended use statement of the original 510(k) authorization by the U.S FDA.    The Company started sales preparations in November, 2012, including marketing materials.  The company’s focus is on nursing homes that currently bill for pain management services. The Company will also market its products to the in-home healthcare service providers where reimbursement for pain management is somewhat less limited

As of the date of this filing the Company had minimal operations and no revenues from September 2011 (inception) through March of 2013.  The Company for the next six months will primarily to obtain additional equity funding to develop and expand operations and sales and marketing activities. The Company expects to file S-1 with the SEC by late summer or early fall of 2013.

Liquidity and Capital Resources

Our cash balance at March 31, 2013 was $5,161. Management does not believe our cash balance will be enough to fund operations for the next twelve months, and as such the Company is looking to raise additional funds of $1,000,000 through either borrowing or raising equity through private placement operations until we begin to generate revenue from operations.

Cash provided by financing activities for the three months period ending March 31, 2013 was $120,000 resulting from the proceeds from the issuance of common stock.  Cash provided by financing activities for the six months period ending March 31, 2013 was $140,000 resulting from the proceeds from the issuance of common stock.

The Company has one short-term note in amount of $100,000 outstanding at March 31, 2013.  The principle and accrued interest are due on March 15, 2014. This note is convertible to 1,000,000 common shares at the conversion price of $0.10 per share.

Results of Operation

The Company has not generated revenue for the three and six months period ended March 31, 2013.

We incurred operating expenses of $265,220 and $376,306 for the three and six months ended March 31, 2013, respectively.  These expenses increased in 2013 comparing to 2012 due to higher general and administrative expenses, including professional fees, salaries, regulatory expenses, and research and development expenses.   The operating expenses for the three and six months included  $100,000 in regulatory expenses for the transfer of manufacturing and servicing rights under an FDA clearance from Amest Corporation under the Valued Added

Reseller (VAR) agreement entered on January 2, 2013.  See Note 10 for additional information.  Our net losses were $268,084 and $365,527 for the three and six months ended March 31, 2013, respectively.

Off- Balance Sheet Arrangements

None

Commitments and Contingent Liabilities

On August 1, 2012, the Company entered a service agreement with an attorney in providing legal and consulting services as general legal counsel to the Company.  The term of the agreement is one year from September 1, 2012 through August 31, 2013 with estimated fee of $40,000.  The Company has incurred legal expenses of $4,000 and $10,000 for the three and six months period ended March 31, 2013.

On October 12, 2012, the Company entered into a licensing agreement with a third party, based in Southern California for the purpose of allowing the third party to operate walk in pain therapy clinics, using the current MB Bioenergy Light Therapy System.  This agreement was terminated on April 23, 2013.

Item 3:  Recent Accounting Pronouncements

There are no new accounting pronouncements that have impacted on the Company’s financial statements.

Item 4:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 5:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q, such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by our CFO.  This weakness is due to the company’s lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist us with our financial reporting as soon as our finances will allow.  Currently, the company does not have an audit committee.  We plan to appoint and form an audit committee in the future.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

There is currently no public market for trading of the Company’s securities.  As of March 31, 2013, the Company has issued and outstanding a total of 91,835,000 shares that have not been registered.

Item 3:  Defaults upon Senior Securities

None

Item 4:  Remove and Reserve

Not applicable.

Item 5:  Other Information

None

Item 6:  Subsequent Events

On April 3, 2013, the Company issued 300,000 common shares at a price of $0.10 per share for a total of $30,000 through a Private Placement Offering.

On April 11, 2013, the Company’s Board of Directors by unanimous consent and by written consent of the shareholders to effect a reverse stock split of the Corporation’s common stock at the rate of one (1) share of new Common Stock for each ten (10) shares of Common Stock held on April 11, 2013.

On April 23, 2013, the Company terminated a licensing agreement with a third party based in Southern California, for the failure to pay the initial license fee payment for the purpose of allowing the operation of walk in pain therapy clinics, using the current MB BioEnergy Light Therapy System.

On May 14, 2013, the Company issued 5,000 common shares (after reverse stock split) at a price of $1.00 per share for a total of $5,000 through a Private Placement Offering.

On May 16, 2013, the Company sold a MB-ATS2 unit with training to a customer for $9,000.

On May 31, 2013, the Company signed an Exclusive and Non-Exclusive Distributor Agreement and replaces the Exclusive Distributor Agreement signed on February 20, 2013, with Bio Beta Technology based in Garden Grove, California.  Bio Beta Technology agrees to purchase 50 units during 2013 and 100 units in 2014 to maintain its exclusivity in Vietnam and Cambodia.

On June 4, 2013, the Company and Amest Corporation initially entered into a VAR agreement under which the Company would sell products manufactured by Amest Corporation.  This Amendment adds to that agreement the ability of the Company to market to potential purchasers (end users who wish to evaluate the product) by providing them with trial and evaluation units of the MB-ATS2 product line (“Product”), while Amest Corporation still retains ownership of the units.

On June 12, 2013, the Company issued 10,000 common shares (after reverse stock split) at a price of $1.00 per share for a total of $10,000 through a Private Placement Offering.

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

June 14, 2013