Form 10-Q
period 2013-06-30
AMERICAN LASER HEALTHCARE Corp
filed 2013-08-20
CIK 1534099

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 O R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class

Outstanding at June 30, 2013

Common Stock, par value $0.0002

9,213,500

Documents incorporated by reference:    None

Table of Contents

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets as of June 30, 2013 and September 30, 2012	4
	Condensed Statements of Operations for the Three and Nine Months Ended June 30, 2013 and 2012 and for the period from September 21, 2011 (Inception) to June 30, 2013	5
	Condensed Statement of Changes in Stockholders Deficit for the period from September 21,
	2011 (Inception) to June 30, 2013	6
	Condensed Statements of Cash Flows for the Nine Months Ended June 30, 2013 and 2012 and for the period from September 21, 2011(Inception) to June 30, 2013	7
	Notes to Condensed Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Recent Accounting Pronouncements	17
Item 4.	Quantitative and Qualitative Disclosures about Market Risk	18
Item 5.	Controls and Procedures	18

PART I I - OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 2.	Risk Factors	19
Item 3.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 4.	Defaults upon Senior Securities	19
Item 5.	Remove and Reserve	19
Item 6.	Other Information	19
Item 7.	Subsequent Events	19
Item 8.	Exhibits	20

SIGNATURES		21

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

American Laser Healthcare Corporation
(A Development Company)
Balance Sheets
(Unaudited)

June 30,		September 30,
2013		2012
ASSETS
Current Assets
Cash and equivalents	$9,695	$71,824
Accounts receivable	3,000	-
Inventories	8,171	-
Prepaid expense	24,561	51,250
Total current assets	45,427	123,074
Furniture & office equipment, net	2,694	-
Machinery & equipment, net	26,382	-
Intangible assets	14,298	15,000
Total long-term assets	43,374	15,000
TOTAL ASSETS	$88,801	$138,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$33,059	$1,305
Accrued liabilities	282,103	1,839
Promissory note payable	100,000	126,000
Interest payable	8,251	3,238
Common shares issuable	25,000	67,500
Total current liabilities	$448,413	$199,882
Stockholders’ equity (deficit)
Common stock, $0.0002 par value, 100,000,000 shares authorized;
9,213,500 shares issued and outstanding, and
8,950,000 shares issued and outstanding (see Note 9)	1,843	1,790
Additional paid-in capital	210,500	16,603
Warrants	67,800	-
Accumulated (deficit)	(639,755)	(80,201)
Total stockholders’ (deficit)	(359,612)	(61,808)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$88,801	$138,074

The accompanying notes are an integral part of the financial statements

American Laser Healthcare Corporation
(A Development Company)
Statements of Operations
(Unaudited)
					From
					Inception
					(September 21,
	Three Months		Nine Months		2011) to
	Ended June 30,		Ended June 30,		June 30,
	2013	2012	2013	2012	2013

Sales	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-
Gross Profit	-	-	-	-	-

Operating expenses
General and administrative	200,504	21,003	549,273	57,386	624,418
Research and development	50	-	27,587	-	27,587
Total operating expenses	200,554	21,003	576,860	57,386	652,005

Loss from operations	(200,554)	(21,003)	(576,860)	(57,386)	(652,005)

Other income (expense)
Other income	8,519	-	23,519	-	23,519
Interest expense	(1,993)	(1,496)	(6,215)	(1,562)	(9,669)
Total other income (expense)	6,526	(1,496)	17,305	(1,562)	13,850

Income taxes	-	-	-	-	1,600

Net (loss)	$(194,028)	$(22,499)	$(559,555)	$(58,948)	$(639,755)

Loss per common share-basic and diluted	$(0.02)	$(0.10)	$(0.06)	$(0.01)

Weighted average number of common shares outstanding
-basic	9,212,511	750,000	9,122,044	6,827,555
-diluted	9,212,511	750,000	9,122,044	6,827,555

The accompanying notes are an integral part of the financial statements

American Laser Healthcare Corporation
(A Development Company)
Statement of Changes in Stockholders Deficit
(Unaudited)

		Common	Additional Paid-		Accumulated	Total
	Shares	Stock	In Capital	Warrants	Deficit
Balance at September 21, 2011 (Inception)	-	$-	$-	$-	$-	$-
Shares issued for cash	10,000,000	2,000	-	-	-	2,000
Additional paid-in capital	-	-	943	-	-	943
Net loss	-	-	-	-	(1,343)	(1,343)
Balance at December 31, 2011	10,000,000	2,000	943	-	(1,343)	1,600
Stock redemption	(9,750,000)	(1,950)	-	-	-	(1,950)
Shares issued for cash	500,000	100	900	-	-	1,000
Shares issued for director fees	700,000	140	1,260	-		1,400
Shares issued for asset purchase agreement	7,500,000	1,500	13,500	-	-	15,000
Subscription receivable	-	-	-	-	-	-
Net loss	-	-	-	-	(78,857)	(78,857)
Balance at September 30, 2012	8,950,000	$1,790	$16,603	$-	$(80,200)	$(61,808)
Shares issued from common shares				-
issuable October 25, 2012	67,500	14	67,486	-	-	67,500
Shares issued for promissory notes				-
October 25, 2012	26,000	5	25,995	-	-	26,000
Shares issued for cash November 2, 2012	20,000	4	19,996	-	-	20,000
Shares issued for cash January 23, 2013	20,000	4	19,996	-	-	20,000
Shares issued for cash February 19, 2013	100,000	20	99,980	-	-	100,000
Shares issued for cash April 3, 2013	30,000	6	29,994	-	-	30,000
Costs associated with equity raised	-	-	(1,750)	-	-	(1,750)
Warrants issued related to issuances	-	-
of common stock (Note 10)	-	-	(67,800)	67,800	-	-
Net loss	-	-	-	-	(559,555)	(559,555)
Balance at June 30, 2013 (see Note 9)	9,213,500	1,843	210,500	67,800	(639,755)	(359,612)

The accompany notes are an integral part of the financial statements

American Laser Healthcare Corporation
(A Development Company)
Statements of Cash Flows
(Unaudited) From
			Inception
			(September 21,
	Nine Months		2011) to
	Ended June 30,		June 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(559,555)	$(58,948)	$(639,755)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities Common Stock
Depreciation and amortization	3,871	-	3,871
Change in operating assets and liabilities
Accounts receivable	(3,000)	-	(3,000)
Inventory	(36,951)	-	(36,951)
Prepaid expenses	26,689	(38,250)	(24,561)
Interest payable	5,013	1,562	8,251
Accounts payable	31,754	-	34,459
Accrued liabilities	280,264	127	282,103
Other current liabilities	25,000	-	25,000
Net cash used in operating activities	(226,915)	(95,509)	(350,583)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(3,464)	-	(3,464)
Net cash (used) in investing activities	(3,464)	-	(3,464)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of promissory notes	11,000	100,000	137,000
Redemption of promissory notes	(11,000)	-	(11,000)
Redemption of common stock	-	(1,950)	(1,950)
Proceeds from issuance of common stock and stockholders' additional paid-in capital	168,250	2,343	239,692
Net cash provided by financing activities	168,250	100,393	363,742
Net increase in cash	(62,129)	4,884	9,695
Cash at beginning of period	71,824	2,000	-
Cash at end of period	$9,695	$6,884	$9,695

The accompanying notes are an integral part of the financial statements

American Laser Healthcare Corporation
(A Development Company)
Statements of Cash Flows
(Unaudited)

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$493	$1,714	$1,714
Taxes	$-	$-	$-
Non-cash transactions:
Common stock issued for conversion of promissory notes	$67,500	$-	$-
Common stock issued for conversion of
promissory notes payable	$26,000	$-	$26,000
Machinery and equipment transferred from inventories	$31,880	$-	$31,880
One demo unit used for marketing	$3,100	$-	$3,100
Acquisition of intangible assets with issuance of common stock	$-	$-	$15,000
Common stock issued for directors' fees	$-	$-	$1,400

The accompanying notes are an integral part of the financial statements

Note 1:  Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period and nine months period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

The Company possesses the exclusive rights to the patented methodology, the MB Bioenergy Light Therapy System.  The patented device also has US FDA through Amest Corporation who owns the FDA clearance with 510k registration K030275.  LLLT has associated insurance reimbursement codes to allow payment for treatment.

On August 1, 2012, the Company offered a Private Placement Offering Memorandum (PPM) of 1,000,000 shares of common stock at $1.00 per share for an aggregate of $1,000,000, and through June 30, 2013, has received approximate $263,500 in stock subscriptions.

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

Property, Plant, and Equipment

Furniture, office equipment, machinery and equipment are stated at cost.  Depreciation is calculated on the straight-line method over the estimated useful lives of 3 years of the assets.

Intangible Assets

Intangible Assets are capitalized on the basis of the costs incurred to acquire the assets.  These costs are amortized over the estimated useful lives.  Intangible Assets costs recognized as assets are amortized using straight line method over their useful lives, not exceeding a period of 16 years.

Revenue Recognition

The revenue is recognized when the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered, and the customer takes ownership and assumes risk of loss; (3) the seller’s price to the buyer is fixed or determinable; and (4) collection is reasonably assured.  The Company has not generated any revenue for the three and nine months period ended June 30, 2013.

Note 2:  Going Concern

The Company has sustained a net loss of $194,028 and $559,555 for the three months and nine months ended June 30, 2013, respectively, and accumulated deficit of $639,755 at June 30, 2013.  The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

Note 3:  Recent Accounting Pronouncements

On April 22, 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-07, "Presentation of Financial Statements (Topic 205): Liquation Basis of Accounting" which is effective for reporting periods beginning after December 15, 2013.

The amendments in the Update require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks).

Management is currently analyzing the impact of adoption of ASU No. 2013-07 when it is effective in our next fiscal year.

We do not expect the adoption of other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Note 4:  Inventories

As of June 30, 2013, the Company has finished goods in inventories of $7,554 for medical devices and of $617 in accessories for the medical devices.

Note 5:  Prepaid Expenses

Prepaid expenses consist of $10,000 legal fees, $4,200 for insurance, and $10,361 of security deposits.

Note 6:  Machinery and Equipment

In April 2013, the Company transferred 10 units of medical devices and 4 units of attachments for the medical devices totaled approximately $31,880 from Inventory to Machinery and Equipment as demo units for marketing and sales purpose.  Subsequently, one demo unit was given away for marketing purpose during the quarter, thus at June 30, 2013, machinery and equipment totaled $28,780.

Note 7:  Intangible Assets

The Company owns a patent with a book value at the acquisition date of $15,000.  The patent was acquired in the quarter ended September 30, 2012 and had a remaining useful life of 16 years.  The intangible asset is amortized over 16 years at a monthly amortization expense of $78.  Accumulated amortization at June 30, 2013 was $703.

Note 8:  Research and Development Expenses

The Company incurred research and development expenses of $50 and $27,587 for the three and six months period ended June 30, 2013, respectively.  These expenses consisted of engineering and software development costs in updating the MB Bioenergy Light Therapy System to a touch screen display model.

Note 9:  Stock Issuance

On April 11, 2013, the Company adopted an amendment to its certificate of incorporation effecting a reverse share split on a one (1) for ten (10) basis, such that each ten (10) shares of common stock outstanding held by a stockholder were converted into only one (1) share of common stock outstanding.  All outstanding shares of common stock were so converted in April 2013 when such amendment was filed in the State of Delaware.  The action was duly approved by the board of directors and shareholders of the Company.  As a result of the reverse share split, the change in capital structure is stated in retroactive effect in the balance sheet and Statement of Changes in Stockholders Deficit, and related notes to the financial statements.  The numbers of common shares listed below in each of these issuances reflect the post reverse stock split share numbers.

On October 25, 2012, the Company issued 675,000 common shares to the investors of the Private Placement Offering Memorandum for the $67,500 received prior to this issuance.

On October 25, 2012, the Company converted the two promissory notes payable in amounts of $16,000 and $10,000 to common shares through the offering of the Private Placement Offering Memorandum for 26,000 common shares at $1.00 per share.

On November 2, 2012, the Company issued 20,000 common shares at a price of $1.00 per share for a total of $20,000 through a Private Placement Offering.

On January 23, 2013, the Company issued 20,000 common shares at a price of $1.00 per share for a total of $20,000 through a Private Placement Offering.

On February 19, 2013, the Company issued 100,000 common shares at a price of $1.00 per share for a total of $100,000 through a Private Placement Offering.

On April 3, 2013, the Company issued 30,000 common shares at a price of $1.00 per share for a total of $30,000 through a Private Placement Offering.

On May 14, 2013, the Company received $5,000 through a Private Placement Offering.  The common shares issuable at a price of $1.00 per share for a total of 5,000 common shares were recorded in other current liabilities.

On June 12, 2013, the Company received $10,000 through a Private Placement Offering.  The common shares issuable at a price of $1.00 per share for a total of 10,000 common shares were recorded in other current liabilities.

On June 26, 2013, the Company received $10,000 through a Private Placement Offering.  The common shares issuable at a price of $1.00 per share for a total of 10,000 common shares were recorded in other current liabilities.

Note 10:  Warrants Issuance

On March 6, 2013, the Company attached 116,750 warrants relating to a Private Placement Memorandum (the "PPM")  in which 233,500 shares of stock were issued (1 warrant issued to the PPM investor per 2 shares purchased).  These numbers of warrants and shares are retroactively adjusted to reflect the reverse stock split occurred on April 11, 2013, as discussed in Note 9.

Under the terms of the PPM, the Company has issued an aggregate of 288,500 units (the “Units”), consisting of 288,500 post-reverse stock split shares of common stock and 144,250 warrants (see table below) at a purchase price of  $1.00 per unit.  Each Unit consists of one share of common stock and a warrant to purchase .5 shares of common stock.  The warrants have an exercise price of $1.00 per share and expire one year from the date issued.

Investment Date	Common Shares	Warrants
03/06/13	233,500	116,750
04/03/13	30,000	15,000
05/14/13	5,000	2,500
06/12/13	10,000	5,000
06/26/13	10,000	5,000
Total	288,500	144,250

The fair value of the warrants issued on March 6, 2013 was estimated to be $56,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 130%, risk free interest rate of .15% and an expected life of one year.  The proceeds from the PPM were allocated based upon the relative fair value of the warrants and common shares.

The fair value of the warrants issued on April 3, 2013 was estimated to be $7,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 130%, risk free interest rate of .13% and an expected life of .92 years.  The proceeds from the PPM were allocated based upon the relative fair value of the warrants and common shares.

The fair value of the warrants issued on May 14, 2013 was estimated to be $1,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 131%, risk free interest rate of .12% and an expected life of .81 years.  The proceeds from the PPM were allocated based upon the relative fair value of the warrants and common shares.

The fair value of the warrants issued on June 12, 2013 was estimated to be $2,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 125%, risk free interest rate of .14% and an expected life of .73 years.  The proceeds from the PPM were allocated based upon the relative fair value of the warrants and common shares.

The fair value of the warrants issued on June 26, 2013 was estimated to be $1,800 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 121%, risk free interest rate of .16% and an expected life of .69 years.  The proceeds from the PPM were allocated based upon the relative fair value of the warrants and common shares.

The following table represents a summary of warrants outstanding as of June 30, 2013:

Number of Warrants	Exercise Price	Expiration Date
144,250	$1.00	March 5, 2014

Below is a summary of warrant activity for the three months ended June 30, 2013:

	Number Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted Average Grant Date Fair Value per Share
Outstanding at March 31, 2013	116,750	$1.00	.68	$0.48
Granted	27,500	$1.00	.68	$0.44
Exercised	---	---	---	---
Expired or Cancelled	---	---	---	---
Outstanding at June 30, 2013	144,250	$1.00	.68	$0.47

All warrants were fully vested upon issuance.

Note 11:  Accrued Liabilities

Accrued liabilities consist of $100,000 accrued liability from the VAR agreement for the transfer of manufacturing and servicing rights under an FDA (510k) clearance (see Note 13) below for additional information); $167,800 in accrued salaries, $13,298 in credit card payable, $481 in sales tax payable, $500 in consultant fee payable and $24 in employee payable.

On January 2, 2013, the Company entered into a Valued Added Reseller (VAR) agreement with Amest Corporation located in Rancho Santa Margarita, California. Amest Corporation is engaged in the manufacturing and servicing of medical equipment under a US FDA 510K clearance, with registration number K030275.  As agreed, Amest Corporation would transfer the manufacturing and servicing rights under the FDA clearance to the Company.  The Company is currently in the process of that transfer.  In exchange, the Company will pay cash or issue a $100,000 promissory note to Amest Corporation. The VAR agreement shall expire in one year and is automatically renewed for additional one year, and can be cancelled by either party with a 30 days notification. The Company will also purchase products from Amest Corporation and will re-label, re-sell or distribute such products with the Company's name. Amest is currently the sole supplier to the Company, and the Company effectively, has the exclusive right to purchase these products from Amest as the Company has the US patent related to these products. A promissory note in an amount of $100,000 will be issued to Amest Corporation prior to the completion of the transferring, and we accrued the liability for $100,000 in the prior quarter ended March 31, 2013.

Note 12:  Related Party Transactions

The Company on May 16, 2013, sold a unit with bundled training to one of its investor for $8,519.  The transaction was recorded as Other Income.

Note 13:  Notes Payable

The Company has a short-term unsecured note of $100,000 with a 6% annual interest rate, dated March 16, 2012, which was renewed on March 16, 2013. Principal and accrued interest is due on March 15, 2014.  This note is convertible to 100,000 common shares at the conversion price of $1.00 per share after April 11, 2013.  Interest expense for the three and nine months period ended June 30, 2013 totaled approximately $1,500 and $4,500 respectively.

Note 14:  Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.  As of June 30, 2013, the Company has no contingent liability that is required to be recorded or disclosed.

Note 15:  Lease Agreement

The Company entered a lease agreement with Irvine Company to lease an office unit located in Irvine, California, effective November 5, 2012.  The lease term is one year with monthly lease payment of $2,904.  The Company incurred rent expense of $26,136 for the nine months ended June 30, 2013. The lease is subject to renew upon expiration.  According to the lease term, the Company made a security deposit totaled $9,002.

Note 16:  Subsequent Events

On July 1, 2013, the Company received $10,000 through a Private Placement Offering.  The common shares at a price of $1.00 per share for a total of 10,000 common shares will be issued as soon as possible.

On July 1, 2013, the Company received $14,000 through a Private Placement Offering.  The common shares at a price of $1.00 per share for a total of 14,000 common shares will be issued as soon as possible.

On July 2, 2013, the Company filed Form S-1with the Securities and Exchange Commission.  The registration statement and the prospectus cover the registration of 3,705,500 shares of common stock offered at a price of $1.00 per share by the holders of the Company.

On July 16, 2013, the Company received $12,000 through a Private Placement Offering.  The common shares at a price of $1.00 per share for a total of 12,000 common shares will be issued as soon as possible.

On July 31, 2013, the Company received $10,000 through a Private Placement Offering.  The common shares at a price of $1.00 per share for a total of 10,000 common shares will be issued as soon as possible.

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

At present three models of the MB Bioenergy Light Therapy System are developed and ready to sell to nursing homes and in-home healthcare service providers domestically.  A comprehensive regulatory review of the original MB Bioenergy Light Therapy System was performed. It was determined that wound care, as well as, pain management are treatments that align with the intended use statement of the original 510(k) authorization by the U.S FDA.    The Company started sales preparations in November, 2012, including marketing materials.  The company’s focus is on nursing homes that currently bill for pain management services. The Company will also market its products to the in-home healthcare service providers where reimbursement for pain management is also possible.

As of the date of this filing the Company has not generated any normal revenue yet.  However, the Company is planning to obtain additional equity funding to develop and expand operations and sales and marketing activities. The Company has filed S-1 with the SEC in July 2, 2013.

Liquidity and Capital Resources

Our cash balance at June 30, 2013 was $9,695. Management does not believe our cash balance will be enough to fund operations for the next twelve months, and as such the Company is looking to raise additional funds of $1,000,000 through either borrowing or raising equity through private placement operations until we begin to generate revenue from operations.

Cash provided by financing activities for the three months ended June 30, 2013 was $28,250 resulting from the proceeds of the PPM, net of cost of $1,750.  Cash provided by financing activities for the nine months period ending June 30, 2013 was $168,250 resulting from the proceeds from the issuance of common stock.

The Company has one short-term note in amount of $100,000 outstanding at June 30, 2013.  The principle and accrued interest are due on March 15, 2014.  This note is convertible to 100,000 common shares at the conversion price of $1.00 per share after April 11, 2013.

Results of Operation

The Company has not generated any revenue for the three and nine months period ended June 30, 2013.

We incurred operating expenses of $200,554 and $576,860 for the three and nine months ended June 30, 2013, respectively.  These expenses increased in 2013 comparing to 2012 due to higher general and administrative expenses, including professional fees, salaries, regulatory expenses, and research and development expenses.   The operating expenses for the three and nine months included  $100,000 in regulatory expenses for the transfer of manufacturing and servicing rights under an FDA clearance from Amest Corporation under the Valued Added Reseller (VAR) agreement entered on January 2, 2013.  See Note 10 for additional information.  Our net losses were $194,028 and $559,555 for the three and nine months ended June 30, 2013, respectively.

Off- Balance Sheet Arrangements

None

Commitments and Contingent Liabilities

On August 1, 2012, the Company entered a service agreement with an attorney in providing legal and consulting services as general legal counsel to the Company.  The term of the agreement is one year from September 1, 2012 through August 31, 2013 with estimated fee of $40,000.  The Company has incurred legal expenses of $15,000 and $30,000 for the three and nine months period ended June 30, 2013.

On October 12, 2012, the Company entered into a licensing agreement with a third party, based in Southern California for the purpose of allowing the third party to operate walk in pain therapy clinics, using the current MB Bioenergy Light Therapy System.  This agreement was terminated on April 23, 2013.

Item 3:  Recent Accounting Pronouncements

On April 22, 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-07, "Presentation of Financial Statements (Topic 205): Liquation Basis of Accounting" which is effective for reporting periods beginning after December 15, 2013.

The amendments in the Update require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks).

Management is currently analyzing the impact of adoption of ASU No. 2013-07 when it is effective in our next fiscal year.

We do not expect the adoption of other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

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

Item 2:  Risk Factors

There have been no material changes to American Laser Healthcare Corporation’s risk factors as previously disclosed in our most recent 10-K filing for the fiscal year ending September 30, 2012.

Item 3:  Unregistered Sales of Equity Securities and Use of Proceeds

There is currently no public market for trading of the Company’s securities.  As of June 30, 2013, the Company has issued and outstanding a total of 9,213,500 shares that have not been registered.

Item 4:  Defaults upon Senior Securities

None

Item 5:  Remove and Reserve

Not applicable.

Item 6:  Other Information

None

Item 7:  Subsequent Events

On July 1, 2013, the Company received $10,000 through a Private Placement Offering.  The common shares at a price of $1.00 per share for a total of 10,000 common shares will be issued as soon as possible.

On July 14, 2013, the Company received $14,000 through a Private Placement Offering.  The common shares at a price of $1.00 per share for a total of 14,000 common shares will be issued as soon as possible.

On July 2, 2013, the Company filed Form S-1with the Securities and Exchange Commission.  The registration statement and the prospectus cover the registration of 3,705,500 shares of common stock offered at a price of $1.00 per share by the holders of the Company.

On July 16, 2013, the Company received $14,000 through a Private Placement Offering.  The common shares at a price of $1.00 per share for a total of 14,000 common shares will be issued as soon as possible.

On July 31, 2013, the Company received $10,000 through a Private Placement Offering.  The common shares at a price of $1.00 per share for a total of 10,000 common shares will be issued as soon as possible.

Item 8:  Exhibits

List of Exhibits

31.1   Certification

31.2   Certification

32.1   Certification of Chief Executive Officer

32.2   Certification of Chief Executive Officer

101    XBRL exhibits

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

August 20, 2013