Form 10-K
period 2013-09-30
AMERICAN LASER HEALTHCARE Corp
filed 2014-01-14
CIK 1534099

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission files number _________

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

Common Stock, $0.0002 par value per share

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Outstanding at
Class	January 14, 2014

Common Stock, par value $0.0002	9,349,500

Documents incorporated by reference:	None

PART I

Item 1. Business

American Laser Healthcare Corporation (formerly Amberwood Acquisition Corporation (the "Company") was incorporated on September 21, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company intends to improve health and wellness by providing access to innovative diagnostics and treatment for patients with pain and other common medical conditions. The Company plans to do this by creating and managing a profitable medical device product development business coupled with a healthcare service business that provides a protocol and pathway for the adoption and implementation of Low Level Light Therapy (LLLT).

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

As of September 30, 2013, the Company had generated $70,000 in revenues. For the year ended September 30, 2013, the Company had incurred a net loss of $776,811 and had an accumulated deficit of $857,012.  The Company has filed S-1 with the SEC in July 2, 2013 and received a comment letter back from the SEC regarding this filing.  Management is in the process of addressing and responding to these comments.

The Company intends to establish a training program for medical professionals in the use of the device and methodology. In addition, the Company is planning to sell primarily through distribution to nursing homes and in-home-health-services providers domestically, and generated initial sales in September 2013. A comprehensive regulatory review of the original MB Bioenergy Light Therapy System was performed. It was determined that wound care, as well as, pain management are treatments that align with the intended use statement of the original 510(k) authorization by the U.S FDA.  The company’s first focus was nursing homes that bill for pain management services and in-home healthcare service providers where reimbursement for pain management is also possible.

Nursing homes are monitored for the occurrence of pressure wounds and are likely adopters of this technology. The simplicity and effectiveness of the treatment regime for pressure wounds is expected to lead to additional sales.

The Company will develop a product road map that will sequence the many different treatment protocols of the LLLT system. The multiple product offerings that are additional to those offered at launch, will multiply the Company’s revenue opportunities at a rate limited only the Company’s ability to obtain additional FDA clearances. Further, the Company may make targeted acquisitions of businesses that complement the Company’s customer profiles and/or product offering.

Nursing Homes

According to the Centers for Disease Control, there were 15,690 nursing homes in the U.S. with a total of 1.7 million beds in 2010. The average home has about 108 beds with an occupancy rate of about 86%. About 88% of those are certified by Medicare. Approximately 54% are operated as part of a chain while the balances are independently operated.

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

Home Health Care Providers (HHCP)

Due to the nature of home bound patients, the uses of the MB-System for palliative and pressure wound care would likely be higher than in nursing homes. In 2011, about 12 million people received 428 million in home medical visits from about 35,000 provider companies.

Since many of these organizations employ medical technicians and/or licensed vocational nurses to deliver services to their patients, delivery of treatment using the MB-System could be easily accomplished.

 For ALHC to achieve its Year 1 – 3 goals, at one machine per HHCP, it would need to capture 1.4%, 2.4% and 4.4% of this market and represent total revenue goals.

The Company has commenced a private offering of its securities pursuant to Regulation D of the Securities Act of 1933, starting August 1, 2012. The Company is offering for sale up to 1,000,000 shares of its common stock (the "Shares") at an offering price of $1.00 per Share for an aggregate of $1,000,000.

The Company has investment from PPM total $339,500 as of September 30, 2013.

The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. The Company recently exited the development stage and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

Item 2. Properties

The Company has no properties and at this time has no agreements to acquire any properties. During period covered by this Report, the Company leased an office located in Irvine, California on a month to month basis at $2,904 per month.

Item 3. Legal Proceedings

The Company is named in a lawsuit entitled Cadovimex-USA GJ Trade Corporation v. ALH, et. al., pending in Orange County Superior Court, case number 30-2013-00676455-CU-FR.CJC.  In the lawsuit it is alleged that the Company conspired with others to defraud a creditor of a California corporation called Mac Beam, Inc.  It is alleged that the Company received all property of Mac Beam, Inc. without paying compensation for it, and that the purpose of the transfer was to render Mac Beam, Inc. unable to pay a judgment held against it by Cadovimex-USA GJ Trade Corp.  Thus, as relevant to the Company, Cardovimex-USA GJ Trade Corp seeks to hold the Company liable for the amount of the aforementioned judgment, general, special and punative damages, costs and attorney’s fees.

However, the underlying judgment was fully reversed by Division Three of the Fourth District Court of Appeal of California on December 13, 2013 in a non-published decision, case number G047387.  Accordingly, it is anticipated that the current claims will eventually be dismissed because once the Appellate Court decision becomes final for all purposes and the remittitur issues, there will no longer be a judgment to enforce.  Barring matters such as Cadovimex-USA GJ Trade Corp seeking review by the California Supreme Court, it is anticipated that the decision will become final on or about February 11, 2014.

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

The Company is authorized to issue 100,000,000 shares of common stock, of which 9,299,500 shares were outstanding as of September 30, 2013, and 20,000,000 shares of preferred stock, of which none was issued and outstanding as of September 30, 2013.

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

On October 25, 2012, the Company issued 67,500 common shares to the investors of the Private Placement Offering Memorandum for the $67,500 received prior to this issuance.

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

On May 14, 2013, the Company received $5,000 through a Private Placement Offering.  The common shares issuable at a price of $1.00 per share for a total of 5,000 common shares were recorded in other current liabilities until the shares were issued.

On June 12, 2013, the Company received $10,000 through a Private Placement Offering.  The common shares issuable at a price of $1.00 per share for a total of 10,000 common shares were recorded in other current liabilities until the shares were issued.

On June 26, 2013, the Company received $10,000 through a Private Placement Offering.  The common shares issuable at a price of $1.00 per share for a total of 10,000 common shares were recorded in other current liabilities until the shares were issued.

On July 1, 2013, the Company received $24,000 through a Private Placement Offering.  The common shares issuable at a price of $1.00 per share for a total of 24,000 common shares were recorded in other current liabilities until the shares were issued.

On July 16, 2013, the Company received $12,000 through a Private Placement Offering.  The common shares issuable at a price of $1.00 per share for a total of 12,000 common shares were recorded in other current liabilities until the shares were issued.

On July 23, 2013 common shares were issued at a price of $1.00 per share for a total of 10,000 common shares in exchange for $10,000 worth of consulting expenses.

On July 31, 2013, the Company received $10,000 through a Private Placement Offering.  The common shares issuable at a price of $1.00 per share for a total of 10,000 common shares were recorded in other current liabilities until the shares were issued.

On September 6, 2013, the Company received $5,000 through a Private Placement Offering.  The common shares issuable at a price of $1.00 per share for a total of 5,000 common shares were recorded in other current liabilities until the shares were issued.

.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We have recently exited our development stage and have only generated $70,000 in revenue to date.

We incurred operating expenses of $837,653 and $74,203 for the year ended September 30, 2013 and nine months ended September 30, 2012, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. Our net loss from inception through September 30, 2013 was $857,012.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

Liquidity and Capital Resources

Our cash balance at September 30, 2013 was $30,915. Management does not believe our cash balance will be enough to fund operations for the next twelve months, and as such the Company is looking to raise additional funds of $1,000,000 through either borrowing or equity raises including a private placement until we begin to generate more significant revenue from operations.

Cash provided by financing activities for the year ended September 30, 2013 was $344,255, resulting primarily from the sale of shares of common stock for $311,755.

The Company has two short-term notes in amounts of $100,000 due March 16, 2014 and $100,000 due December 31, 2013. The principal and interest payments for the two notes are accrued on a monthly basis.  As of the date of this filing, the note payable due on December 31, 2013 has not been paid and the Company is in negotiations with the note holder to extend the term of the note and implement a monthly payment plan to pay down the balance.

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

On April 11, 2013, the Company effected a 1-for-10 reverse stock split of its issued and outstanding common stock.  The then 92,135,00 shares of common stock outstanding were converted to 9,213,500 shares of common stock and the par value of each share of common stock was adjusted from $0.00002 per share to $0.0002 per share.

The Company intends to improve health and wellness by providing access to innovative diagnostics and treatment for patients with pain and other common medical conditions. The Company plans to do this by creating and managing a profitable medical device product development business coupled with a healthcare service business that provides a protocol and pathway for the adoption and implementation of Low Level Light Therapy (LLLT).

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

On September 25, 2013, the Company entered into a two year exclusive distributor agreement with an unrelated third party for the United States territory.  Under the terms of the agreement, the distributor has a minimum purchase commitment of $2 million for products to be delivered in the first year of the agreement.

The Company had $70,000 in sales through September 30, 2013.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies

Adopted

In June 2011, the FASB issued amended accounting guidance on the presentation of comprehensive income. The amended guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions were effective for the Company’s financial statements for the fiscal year beginning October 1, 2012 and the Company elected to present net income and other comprehensive income in two separate but consecutive statements. The adoption of the amended guidance did not have a significant impact on the Company’s financial statements and related disclosures.

In December 2011, the FASB issued an amendment to accounting guidance on the presentation of offsetting of derivatives, and financial assets and liabilities. The amended guidance requires quantitative disclosures regarding the gross amounts and their location within the statement of financial position. The provisions are effective for the Company’s financial statements for the fiscal year beginning October 1, 2013. The adoption of the amended guidance will not have a significant impact on the Company’s financial statements and related disclosures.

Item 8. Financial Statements and Supplementary Data

The audit report issued by our independent registered public accounting firm and the audited balance sheets as of September 30, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended September 30, 2013 and the nine months ended September 30, 2012, are attached hereto in PART IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 18, 2013, the Company’s independent accountants, “JPDH & Company” or “JPDH” resigned. On October 24, 2013, the Company’s Board of Directors engaged Anton & Chia, LLP (“Anton & Chia”) as the Company’s new independent registered public accounting firm. Since October 13, 2012 (the date JPDH was engaged) and through October 24, 2013, (the date Anton & Chia was appointed), the Company did not consult Anton & Chia with respect to the application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s Financial Statements, or any other matters or reportable events as defined in Item 304(a)(20(i)and (ii) of Regulation S-K.   Anton & Chia, the Company’s newly appointed independent accountants as of October 24, 2013 previously served as the Company’s independent accountants prior to JPDH being appointed on October 13, 2012.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer as of September 30, 2013 (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were ineffective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of September 30, 2013, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer who is also the principal financial officer. The Company recently exited the development stage and currently has limited resources. The Board and management will take appropriate action in the near future to address any deficiencies that can be material weaknesses.

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

Directors and Executive Officers

As of the period of time covered by this Report, the Directors and Officers of the Company as follow:

 Name

Age

Position and Offices Held

Year Commenced

David A. Janisch

56

Chief Executive Officer and Director

2012

James Djen

59

Chairman of the Board

2012

Theresa Quach

41

President and Director

2012

Bia Mac

60

Chief Technology Officer and Director

2012

Tony K. Chow

64

Chief Financial Officer

2012

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

 Theresa Quach is the President and a Director of the Company.  Ms. Quach has extensive experience operating LLLT-based pain clinics.  She has planned, organized, and wrote grant proposals and ran both federal and state-funded programs. She managed successful community-awarded annual budgets for senior-citizen programs based on external audits and outstanding expectation quota. She helped to organize and launch a state-funded mental health management program for over 800 patients with a third of the patients needing bilingual assistance, producing stable and highly satisfied therapy results.  Ms. Quach was instrumental to the FDA approval for the MB-system medical equipment. She received an MS degree in Acupuncture and Oriental Medicine in 1994 and a Doctor of Science degree in OM in 1996 from South Baylor University.  She is a holder of patents, and also manages the MB Laser Clinic in Santa Ana, California.

Bia Mac is the Chief Technical Officer and a Director of the Company.  Mr. Mac was also founder of Macbeam, Inc. in June 2003, which is where he has worked since 2003.  In 2011, Mr. Mac was awarded a patent from WIPO for the LLLT medical device and BioEnelongen (BELG) methodology. From 2001 to the present, Mr. Mac has traveled worldwide and was guest speaker at many different universities and hospitals, speaking about the therapy protocols for lasers in medicine.  In 1993, the Beckman Laser Institute in California invited Mr. Mac to be part of a research program in lasers.  Mr. Mac has spent two decades of research and development in LLLT.  While developing his unparalleled knowledge in energy medicine, Mr. Mac initially led a group of scientist to design laser biomedical equipment to treat worldwide patients. He has trained many doctors worldwide during his career as a medical doctor (Vietnam), scientist, and professor. In the early 1990s, Mr. Mac has visited Harvard, MIT and Boston University with his team from the University of Poly Tech to exchange research at the Physic Department. Mr. Mac has served on the organizing committee for the research reports on laser in medicine every ten years.  He has been frequent keynote speaker and visiting professor in several international hospitals and medical science conventions and is considered a specialist and medical scholar in the area of paralysis therapy. Mr. Mac has worked with over 50 different universities in the world to exchange scientific knowledge in applied laser physics in medicine while traveling to several countries to conduct research in ten major medical fields applicable to his LLLT applications. Among those countries and regions are the United States, Europe, South America, Asia, Africa, and Australia. During the last eight years of R&D work, Mr. Mac finalized specific methodologies for treating each medical condition and has successfully demonstrated this in treating patients using his MB-systems that include twenty versions of the device, each dedicated to several medical areas for LLLT therapy, leading to FDA clearance (2004) and international patent approval for the BioEnelongen (BELG) method.  Mr. Mac was educated at the Junior Military Academy in Vietnam during 1965 through 1970.  He attended medical school from 1971 to 1975, and attended Polytech University in Vietnam from 1991 to 1995.  He is a holder of various patents.

Tony K. Chow was the Chief Financial Officer of the Company for the fiscal year ending September 30, 2013.    He has over 30 years of professional services experience in financial management consulting, financial operations (including SEC reporting and ﬁnancial/IT/J-SOX compliance), business development, client relationships management and software product development/implementations. Industries in which Mr. Chow has worked include staffing, financial services, telecommunications, medical devices, equipment manufacturing, hardware/software industries, aerospace, real estate, and oil and gas.  Since 2008 to the present, Mr. Chow has been an independent consultant working through Tony K. Chow, Inc.  Mr. Chow has been successful in managing startup, turnaround and rapid corporate growth operations using a strong team-building and personal leadership style.  Mr. Chow has comprehensive knowledge of U.S. GAAP accounting and ﬁnance principles, concepts and practices, as they apply to broad cross functional applications.  For the past 10 years, Mr. Chow was a consultant in ﬁnancial and operational management roles for domestic and international companies. Mr. Chow consulted in the areas of SEC reporting, ﬁnancial/IT/J-SOX compliance reporting, and internal/external audits on a project or interim basis. Mr. Chow was the Director of Asia Sales and Marketing at Digital Video Systems, Inc. He managed sales offices in Hong Kong, Canton, and Taipei for VCD, DVD player and DVD ROM products. He coordinated sales and marketing of Digital Video Systems products with various distributors and reps throughout Asia and Australia. Mr. Chow also managed financial reporting of Asia division in the Hong Kong office.  Previously, Mr. Chow was the Chief Financial Officer and Corporate Controller at Craig Consumer Electronics, Inc. In his capacity Mr. Chow managed finance, accounting, MIS, Human resources, sales support and domestic/international operations. At Craig Mr. Chow was able to established joint-venture agreements in China for manufacturing and repair facilities. He also was able to help Craig negotiate a new bank line of credit and other long-term debt financing. Mr. Chow was the Controller of InterTherapy, Inc., a start-up company in the manufacturing and marketing on intravasculathrer ultrasound imaging system and catheter. Mr. Chow helped raised rounds of funding at $6M. Mr. Chow position reported to the President and Board of Directors with managing responsibilities in accounting, human resources and IT of the company.  Mr. Chow received an MBA degree in Finance, Accounting and Operations Research from the University of California at Riverside in 1978. He also earned a Bachelor of Arts degree in Economics from the University of the Paciﬁc at Stockton in 1976 and a Bachelor of Arts degree in Physiology from the University of California at Berkeley in 1972.

Effective October 17, 2013, Tony Chow submitted his resignation as Chief Financial Officer of the Company.  Mr. Chow left for personal reasons and had no disagreements with the Company

Code of Ethics

The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. At September 30, 2013, the Company had two persons who served as the directors and officers.

The Company has minimal operations and only $70,000 in revenues since inception. The adoption of an Ethical Code during the period covered by this report would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, because the Company only has minimal activities, there are minimal activities or transactions which would be subject to this code. At the time the Company enters into a business combination or other corporate transaction, the current officers and directors will recommend to any new management that such a code be adopted. The Company does not maintain an Internet website on which to post a code of ethics.

Corporate Governance.

For reasons similar to those described above, the Company did not have a nominating nor audit committee of the board of directors for the period covered by this Report. At September 30, 2013, the Company consists of four shareholders who served as the corporate directors and officers. The Company has minimal activities, and recorded $70,000 in revenues since inception. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there are only four shareholders of the Company, there is no established process by which shareholders to the Company can nominate members to the Company's board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.

Item 11. Executive Compensation

The following table sets forth the compensation for services rendered to us by the Company’s officers for the fiscal year ended September 30, 2013:

Name and Principal Position	Salary ($)	Bonus ($)	Warrants ($)
Tony Chow	$36,900	$7,591	$27,604

Jimmy Djen	$8,950	16,290	$51,757

David Janisch	$19,700	$24,791	$62,109

Teresa Quach	$8,950	$16,290	$34,505

Bia Mac	$8,950	$16,290	$17,252

 No retirement, pension, profit sharing, stock option or insurance programs or other similar programshave been adopted by the Company for the benefit of its officers and directors.  On March 5, 2013, the Board of Directors approved a resolution to draft an employee stock option plan, subject to further discussion, review and implementation by the board.  On September 20, 2013, the Board unanimously agreed to delay implementation of the stock option plan until the fiscal year ending September 30, 2014.  In lieu of the stock options to employees, the Company issued warrants to purchase common stock to employees as discussed in Note 10.

 The Company does not have a compensation committee for the same reasons as described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 30, 2013, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address	Amount of Beneficial	Percent of Outstanding
of Beneficial Owner	Ownership	Stock

Bia Mac (1)	5,040,000	54.2%
4041 Glenwood Street
Irvine, California 92604

Theresa Quach (1)	750,000	8.1%
4041 Glenwood Street
Irvine, California 92604

David Janisch	150,000	1.6%
30251 Golden Lantern E408
Laguna Niguel, California 92677

James Djen	150,000	1.6%
15219 Columbus Square
Tustin, California 92782

(1)	As the holders of Macbeam asset for US patent #7993381 exclusive assignments as purchased by the Company. The Company’s issuance of common stock as payment for the asset purchase.

Item 13. Certain Relationships and Related Transactions and Director Independence

At September 30, 2013, the Company had issued a total of 9,299,500 shares of common stock pursuant to Section 4(2) of the Securities Act.

Tony Chow resigned as Chief Financial Officer of the Company as of October 17, 2013.

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

Audit related fee for nine months ended September 30, 2012	$7,120

Audit related fee for the year ended September 30, 2013	$7,000

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

Item 15. Exhibits, Financial Statement Schedules

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Laser Healthcare Corporation

We have audited the accompanying balance sheet of American Laser Healthcare Corporation (the “Company”) as of September 30, 2013, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of the Company as of September 30, 2012, were audited by other auditors, whose report dated February 4, 2013, expressed an unqualified opinion on those financial statements and also included an explanatory paragraph that raise substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Laser Healthcare Corporation as of September 30, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has only recently generated revenues and has incurred losses from operations resulting in an accumulated deficit of $857,012 as of September 30, 2013.  The Company requires additional funds to meet its working capital requirements.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  ANTON & CHIA, LLP

Newport Beach, California

January 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of American Laser Healthcare Corporation

We have audited the accompanying balance sheet of American Laser Healthcare Corporation formerly known as Amberwood Acquisition Corporation as of September 30, 2012, and the related statements of income, stockholders’ deficit, and cash flows for the nine months ended September 30, 2012. American Laser Healthcare Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Laser Healthcare Corporation as of September 30, 2012, and the results of its operations and its cash flows for the nine months ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and has an accumulated loss through September 30, 2012 of $80,201.  Management's plans concerning these matters are also described in Note 2, which include the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JPDH & Company

Irvine California

February 4, 2013

American Laser Healthcare Corporation

(Formerly Amberwood Acquisition Corporation)

BALANCE SHEETS

	September 30, 2013	September 30, 2012
ASSETS

Current Assets
Cash	$30,915	$71,824
Accounts receivable	35,000	-
Prepaid expense	10,186	51,250
Inventory	13,667	-
Total Current Assets	$89,768	$123,074
Machinery, equipment and furniture, net of accumulated depreciation of $5,899 and $0	26,875	-
Intangible assets, net of accumulated amortization of $1,000 and $0	14,000	15,000
Deposit	9,002	-

TOTAL ASSETS	$139,645	$138,074

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$34,180	$1,305
Accrued bonus	95,000	-
Accrued liabilities	16,041	1,839
Promissory note payable	200,000	126,000
Interest payable	9,250	3,238
Common shares issuable	-	67,500
Total current liabilities	$354,471	$199,882

TOTAL LIABILITIES	$354,471	$199,882

Stockholders’ deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-

Common stock, $0.0002 par value, 100,000,000 shares authorized; 9,299,500 shares issued and outstanding at September 30, 2013, and 8,950,000 shares issued and outstanding at September 30, 2012(1)	1,860	1,790

Additional paid-in capital	640,326	16,603
Accumulated deficit	(857,012)	(80,201)
Total stockholders’ deficit	(214,826)	(61,808)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$139,645	$138,074

(1)

All common shares amounts and per share amounts in these financial statements, reflect the one-for-ten reverse stock split of the issued and outstanding shares of common stock of the Company, effective April 11, 2013 and the five-for-one stock split of the issued and outstanding shares of common stock of the Company, effective April 28, 2012 including retroactive adjustment of common share amounts

The accompanying notes are an integral part of the financial statements

American Laser Healthcare Corporation

(Formerly Amberwood Acquisition Corporation)

STATEMENTS OF OPERATIONS

		January 1,
	Year Ended	2012 -
	September 30,	September 30,
	2013	2012

Sales	$70,000	$-
Cost of sales	25,180	-
Gross Profit	44,820	-

Operating expenses	(837,653)	(74,203)
Loss from operations	(792,833)	(74,203)

Other income	23,518	-
Interest (expense)	(7,496)	(3,455)
Total other income (expense)	16,022

Loss before income taxes	(776,811)	(77,658)

Income taxes	-	1,200

Net loss	$(776,811)	$(78,858)

Loss per common share-basic and diluted	$(0.08)	$(0.00)

Weighted average number of common shares outstanding-basic and diluted(1)	9,165,974	6,538,005

(1)

All common shares amounts and per share amounts in these financial statements, reflect the one-for-ten reverse stock split of the issued and outstanding shares of common stock of the Company, effective April 11, and the five-for-one stock split of the issued and outstanding shares of common stock of the Company, effective April 28, 2012 2013 including retroactive adjustment of common share amounts

The accompanying notes are an integral part of the financial statements

American Laser Healthcare Corporation

(Formerly Amberwood Acquisition Corporation)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Common		Additional Paid-	Accumulated
	Shares		Stock		In Capital	Deficit		Total
Balance at December 31, 2011	10,000,000		2,000		943	(1,343)		1,600
Stock redemption	(9,750,000)		(1,950)		-	-		(1,950)
Shares issued for cash	500,000		100		900	-		1,000
Shares issued for director fees (4)	700,000		140		1,260			1,400
Shares issued for asset purchase agreement (5)	7,500,000		1,500		13,500	-		15,000
Net loss	-		-		-	(78,858)		(78,858)
Balance at September 30, 2012	8,950,000		1,790		16,603	(80,201)		(61,808)
Shares issued from common shares issuable	67,500		14		67,486		-	67,500
Shares issued for promissory notes	26,000		5		25,995		-	26,000
Costs associated with equity raised		-		-	(1,750)	-		(1,750)
Shares issued for cash	246,000		49		245,956	-		246,005
Shares issued for services	10,000		2		9,998	-		10,000
Warrants issued for services	-		-		276,038		-	276,038
Net loss	-		-		-	(776,811)		(776,811)
Balance at September 30, 2013	9,299,500		$1,860		$640,326	$(857,012)		$(214,826)

(3) All common shares amounts and per share amounts in these financial statements, reflect the one-for-ten reverse stock split of the issued and outstanding shares of common stock of the Company, effectively April 11, 2013 and the five-for-one stock split of the issued and outstanding shares of common stock of the Company, effective April 28, 2012 including retroactive adjustment of common share amounts

(4) 3,500,000 shares issued to David Janisch as director fees, and 3,500,000 shares issued to James Djen as director fees

(5) 75,000,000 shares to Macbeam Inc., Bia Mac, and Theresa Quach for a certain asset purchase agreement

The accompanying notes are an integral part of the financial statements

American Laser Healthcare Corporation

(Formerly Amberwood Acquisition Corporation)

STATEMENTS OF CASH FLOWS

		For the period from
	For the Year Ended	January 1, 2012 -
	September 30, 2013	September 30, 2012
OPERATING ACTIVITIES
Net loss	$(776,811)	$(78,858)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Common Stock issued for services	10,000	1,400
Warrants issued for services	276,038	-
Depreciation and amortization	6,899	-
Change in operating assets and liabilities
Accounts receivable	(35,000)	-
Prepaid expenses	41,064	(51,250)
Inventory	(42,447)		-
Deposits	(9,002)		-
Interest payable	6,012	3,238
Accounts payable	32,875	1,305
Accrued liabilities	109,202	1,439
Net cash (used) in operating activities	(381,170)	(122,726)
INVESTING ACTIVITIES

Purchase of equipment	(3,994)	-
Net cash used in investing activities	(3,994)	-
FINANCING ACTIVITIES

Proceeds from issuance of promissory notes	32,500	126,000
Cash paid for redemption of common stock	-	(1,950)
Proceeds from issuance of common stock	311,755	68,500
Net cash provided by financing activities	344,255	192,550

Net increase (decrease) in cash	(40,909)	69,824
Cash at beginning of period	71,824	2,000
Cash at end of period	$30,915	$71,824
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Taxes	$-	$-
Non-cash transactions:
Common stock issued for conversion of promissory notes payable	$41,500	$-
Machinery and equipment transferred from inventories	$28,780	$-
Acquisition of intangible assets with issuance of common stock	$-	$15,000
Common stock issued for services	$10,000	$1,400

The accompanying notes are an integral part of the financial statements

American Laser Healthcare Corporation

(Formerly Amberwood Acquisition Corporation)

Notes to the Financial Statements

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

American Laser Healthcare Corporation, formerly known as Amberwood Acquisition Corporation, (“ALHC” or “the Company”) was incorporated on September 21, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company intends to improve health and wellness by providing access to innovative diagnostics and treatment for patients with pain and other common medical conditions. The Company plans to do this by creating and managing a profitable medical device product development business coupled with a healthcare service business that provides a protocol and pathway for the adoption and implementation of Low Level Light Therapy (LLLT).

The Company possesses a patent to an FDA cleared device with patented methodology, the MB-System, and insurance reimbursement codes to allow payment for unattended treatment.

On August 1, 2012, the Company offered a Private Placement Offering Memorandum (PPM) of 1,000,000 shares of common stock at $1.00 per share for an aggregate of $1,000,000, and through September 30, 2013, has received $339,500 in stock subscriptions.

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

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, inventory ,prepaid expenses, accounts payable, accrued liabilities and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings.

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

Machinery, Equipment and Furniture

Furniture, office equipment, machinery and equipment are stated at cost.  Depreciation is calculated on the straight-line method over the estimated useful lives of 3 years of the assets.

Loss per Common Share

The Company has adopted ASC 260 “Earnings Per Share”. Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2013 and 2012, there are no outstanding dilutive securities.

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

Revenue Recognition

The revenue is recognized when the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered, and the customer takes ownership and assumes risk of loss; (3) the seller’s price to the buyer is fixed or determinable; and (4) collection is reasonably assured.  The Company has generated $70,000 in revenues for the year ended September 30, 2013.

Allowance for Doubtful Accounts.

The Company does not require collateral from its customers with respect to accounts receivable. The Company determines any required allowance by considering a number of factors, including the terms for each customer, and the length of time accounts receivable are outstanding. Management provides an allowance for accounts receivable whenever it is evident that they become uncollectible. The Company has determined that no allowance for doubtful accounts was required at September 30, 2013 and 2012.

Share-Based Compensation

The Company follows the provisions of ASC 718, Share-Based Payment, which requires all share-based payments to employees and non-employees to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of share-based compensation.

Note 2: Going Concern

The Company has sustained a cumulative net loss and accumulated deficit of $857,012, since inception of the Company on September 21, 2011. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

Management plans to raise additional funds for operations through a private placement that is ongoing and through September 30, 2013, the Company has raised $339,500, including $26,000 proceeds from conversion from two notes payable. The private placement is for up to $1,000,000. In addition, the Company has  generated $70,000  revenue through the sales of LLLT machines.

These financial statements have been prepared on a going concern basis, which assumes the Company will continue its operations. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, or successfully locating and negotiating with a business entity for the combination of that target company with the Company.

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

Note 4:  Inventories

As of September 30, 2013, the Company has finished goods in inventories of $13,207 for medical devices and of $460 in accessories for the medical devices.

Note 5: Prepaid Expenses

Prepaid expenses of $10,000 are for legal fees and $186 for insurance.

Note 6:  Machinery and Equipment

In April 2013, the Company transferred 10 units of medical devices and 4 units of attachments for the medical devices totaled approximately $28,780 from Inventory to Machinery and Equipment as demo units for marketing and sales purpose.  Subsequently, one demo unit was given away for marketing purpose during the year and normal depreciation was recorded, thus at September 30, 2013, machinery and equipment totaled $26,875.

Note 7: Intangible Assets

The Company owns a patent with a book value at the acquisition date of $15,000. The patent was acquired in the period ending September 30, 2012 and has a remaining life of 15 years.

Note 8:  Research and Development Expenses

The Company incurred research and development expenses of $27,587 for the year ended September 30, 2013.  These expenses consisted of engineering and software development costs in updating the MB Bioenergy Light Therapy System to a touch screen display model.

Note 9:  Stock Issuance

On October 25, 2012, the Company issued 67,500 common shares to the investors of the Private Placement Offering Memorandum for the $67,500 received prior to this issuance.

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

On May 14, 2013, the Company received $5,000 through a Private Placement Offering.  The common shares were issued at a price of $1.00 per share for a total of 5,000 common shares.

On June 12, 2013, the Company received $10,000 through a Private Placement Offering.  The common shares were issued at a price of $1.00 per share for a total of 10,000 common shares.

On June 26, 2013, the Company received $10,000 through a Private Placement Offering.  The common shares were issued at a price of $1.00 per share for a total of 10,000 common shares.

On July 1, 2013, the Company received $24,000 through a Private Placement Offering.  The common shares were issued at a price of $1.00 per share for a total of 24,000 common shares.

On July 16, 2013, the Company received $12,000 through a Private Placement Offering.  The common shares were issued at a price of $1.00 per share for a total of 12,000 common shares.

On July 23, 2013 common shares were issued at a price of $1.00 per share for a total of 10,000 common shares in exchange for $10,000 worth of consulting expenses.

On July 31, 2013, the Company received $10,000 through a Private Placement Offering.  The common shares were issued at a price of $1.00 per share for a total of 10,000 common shares.

On September 6, 2013, the Company received $5,000 through a Private Placement Offering.  The common shares were issued at a price of $1.00 per share for a total of 5,000 common shares.

On March 5, 2013, the Board of Directors approved a resolution to draft an employee stock option plan , subject to further discussion, review and implementation by the board.  On September 20, 2013, the Board unanimously agreed to delay implementation of the stock option plan until the fiscal year ending September 30, 2014.

Note 10:  Warrants Issuance

On March 6, 2013, the Company attached 1,167,500 warrants relating to a Private Placement Memorandum (the “PPM”)  in which 2,335,000 shares of stock were issued (1 warrant issued to the PPM investor per 2 shares purchased).  The Company approved on April 11, 2013, a reverse shares split of 10 to 1 of common shares at a common share price of $1.00 per share.

Under the terms of the PPM, the Company has issued an aggregate of 339,500 units (the “Units”), consisting of 339,500 post-reverse stock split shares of common stock and 169,750 warrants (see table below) at a purchase price of  $1.00 per unit.  Each Unit consists of one share of common stock and a warrant to purchase .5 shares of common stock.  The warrants have an exercise price of $1.00 per share and expire one year from the date issued.

Investment Date	Common Shares	Warrants
03/06/13	233,500	116,750
04/03/13	30,000	15,000
05/14/13	5,000	2,500
06/12/13	10,000	5,000
06/26/13	10,000	5,000
07/1/13	24,000	12,000
07/16/13	12,000	6,000
07/31/13	10,000	5,000
09/6/13	5,000	2,500
Total	339,500	169,750

The fair value of the 116,750 warrants issued on March 6, 2013 was estimated to be $56,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 130%, risk free interest rate of .15% and an expected life of one year.  The proceeds from the PPM were allocated based upon the relative fair value of the warrants and common shares.

The fair value of the 15,000 warrants issued on April 3, 2013 was estimated to be $7,050 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 130%, risk free interest rate of .13% and an expected life of .92 years.  The proceeds from the PPM were allocated based upon the relative fair value of the warrants and common shares.

The fair value of the 2,500 warrants issued on May 14, 2013 was estimated to be $1,125 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 131%, risk free interest rate of .12% and an expected life of .81 years.  The proceeds from the PPM were allocated based upon the relative fair value of the warrants and common shares.

The fair value of the 5,000 warrants issued on June 12, 2013 was estimated to be $2,050 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 125%, risk free interest rate of .14% and an expected life of .73 years.  The proceeds from the PPM were allocated based upon the relative fair value of the warrants and common shares.

The fair value of the 5,000 warrants issued on June 26, 2013 was estimated to be $1,950 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 121%, risk free interest rate of .16% and an expected life of .69 years.  The proceeds from the PPM were allocated based upon the relative fair value of the warrants and common shares.

The fair value of the 12,000 warrants issued on July 1, 2013 was estimated to be $5,325 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 143%, risk free interest rate of .15% and an expected life of .68 years.  The proceeds from the PPM were allocated based upon the relative fair value of the warrants and common shares.

The fair value of the 6,000 warrants issued on July 16, 2013 was estimated to be $2,591 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 143%, risk free interest rate of .10% and an expected life of .64 years.  The proceeds from the PPM were allocated based upon the relative fair value of the warrants and common shares.

The fair value of the 5,000 warrants issued on July 31, 2013 was estimated to be $2,087 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 143%, risk free interest rate of .11% and an expected life of .59 years.  The proceeds from the PPM were allocated based upon the relative fair value of the warrants and common shares.

The fair value of the 2,500 warrants issued on September 6, 2013 was estimated to be $935 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 139%, risk free interest rate of .14% and an expected life of .49 years.  The proceeds from the PPM were allocated based upon the relative fair value of the warrants and common shares.

The Company issued 400,000 warrants to employees as compensation on September 30, 2013.  The fair value of the warrants issued was estimated to be $276,038 using the Black-Scholes option pricing model with the following assumptions:  dividend yield of 0%, expected volatility of 117%, risk free interest rate of .63% and an expected life of 3 years.  The warrants were recorded as salaries expense under operating expenses in the accompanying statement of operations.

The following table represents a summary of warrants outstanding as of September 30, 2013:

Number of Warrants	Exercise Price	Expiration Date
169,750	$1.00	March 5, 2014
400,000	$1.00	September 30, 2016

Below is a summary of warrant activity for the year ended September 30, 2013:

	Number Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted Average Grant Date Fair Value per Share
Outstanding at September 30, 2012	---	---	---	---
Granted	569,750	$1.00	2.24	$0.63
Exercised	---	---	---	---
Expired or Cancelled	---	---	---	---
Outstanding at September 30, 2013	569,750	$1.00	2.24	$0.63

All warrants were fully vested upon issuance.

Note 11: Income Tax

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset as of September 30, 2013and 2012 were as follows:

	2013	2012

Noncurrent:
Deferred tax asset (liabilities)
Federal net operating loss carryforward	263,821	24,442
State net operating loss carryforward	68,593	6,971
Valuation allowance	(332,414)	(31,413)
Total	-	-

At September 30, 2013, 2012, the Company has a federal and California operating loss carry forward of approximately $779,000 and $80,000, which expire in 2033, and 2032, unless utilized. The deferred tax asset as of September 30, 2013 and 2012 was approximately $364,000 and $32,000. The deferred tax asset was primarily attributable to net operating loss carryforward. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2013 and 2012. and, accordingly, recorded a full valuation allowance.

Note 12: Notes Payable

The Company has a short-term unsecured note of $100,000 with a 6% annual interest rate, dated March 16, 2012, which was renewed through March 16, 2014. Principal and accrued interest is due on March 16, 2014.  This note is convertible to 100,000 common shares at the conversion price of $1.00 per share after April 11, 2013.  Interest expense for the year ended September 30, 2013 totaled approximately $3,000.

On January 2, 2013, the Company entered into a Valued Added Reseller (VAR) agreement with Amest Corporation located in Rancho Santa Margarita, California. Amest Corporation is engaged in the manufacturing and servicing of medical equipment under a US FDA 510K clearance, with registration number K030275.  As agreed, Amest Corporation would transfer the manufacturing and servicing rights under the FDA clearance to the Company.  The Company is currently in the process of that transfer.  In exchange, the Company will pay cash or issue a $100,000 promissory note to Amest Corporation. The VAR agreement shall expire in one year and is automatically renewed for additional one year, and can be cancelled by either party with a 30 days notification. The Company will also purchase products from Amest Corporation and will re-label, re-sell or distribute such products with the Company's name. Amest is currently the sole supplier to the Company, and the Company effectively has the exclusive right to purchase these products from Amest as the Company has the US patent related to these products. A promissory note in an amount of $100,000 was issued to Amest Corporation prior to the completion of the transfer.

Based on the terms of the VAR agreement, the note payable to Amest Corporation was due in full as of December 31, 2013.  As of the date of this filing, the note has not been paid and the Company is in negotiations with Amest Corporation to extend the term of the note and implement a monthly payment plan to pay down the balance.

28

Note 13:  Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.  As of September 30, 2013, the Company has no contingent liability that is required to be recorded or disclosed.

Legal

The Company is named in a lawsuit entitled Cadovimex-USA GJ Trade Corporation v. ALH, et. al., pending in Orange County Superior Court, case number 30-2013-00676455-CU-FR.CJC.  In the lawsuit it is alleged that the Company conspired with others to defraud a creditor of a California corporation called Mac Beam, Inc.  It is alleged that the Company received all property of Mac Beam, Inc. without paying compensation for it, and that the purpose of the transfer was to render Mac Beam, Inc. unable to pay a judgment held against it by Cadovimex-USA GJ Trade Corp.  Thus, as relevant to the Company, Cardovimex-USA GJ Trade Corp seeks to hold the Company liable for the amount of the aforementioned judgment, general, special and punative damages, costs and attorney’s fees.

However, the underlying judgment was fully reversed by Division Three of the Fourth District Court of Appeal of California on December 13, 2013 in a non-published decision, case number G047387.  Accordingly, it is anticipated that the current claims will eventually be dismissed because once the Appellate Court decision becomes final for all purposes and the remittitur issues, there will no longer be a judgment to enforce.  Barring matters such as Cadovimex-USA GJ Trade Corp seeking review by the California Supreme Court, it is anticipated that the decision will become final on or about February 11, 2014.

Note 14:  Lease Agreement

The Company entered a lease agreement with Irvine Company to lease an office unit located in Irvine, California, effective November 5, 2012.  The lease term was one year with monthly lease payment of $2,904.  The Company incurred rent expense of $35,857 for the year ended September 30, 2013. The lease was renewed for an additional one year through October 31, 2014 at a monthly rate of $2,989.  The lease is subject to renew upon expiration.  In accordance with the lease terms, the Company made a security deposit that totaled $9,002.

Note 15:  Subsequent Events

On January 10, 2014, the Company received $50,000 through a Private Placement Offering.  The common shares were issued at a price of $1.00 per share for a total of 50,000 common shares.

On November 22, 2013, the Company entered into an engineering agreement with an unrelated third party to assist in product cost reduction and new designs for existing products.  The Company will be billed a monthly retainer of $5,000 to be offset against actual costs incurred.  Final payment of unpaid charges is due upon completion of the project, expected to be four months from the date of the agreement.

29

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

NAME	OFFICE	DATE

/s/ James Djen	Director and Chairman	January 15, 2014
For the period
covered by this Report

30