Form 10-Q
period 2013-12-31
AMERICAN LASER HEALTHCARE Corp
filed 2014-02-14
CIK 1534099

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 O R 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 O R 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................................to ...............................

Commission file number 000-54541

AMERICAN LASER HEALTHCARE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes [ X]      No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated Filer
Non-accelerated filer (do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]       No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at January 28, 2014
Common Stock, par value $0.0002	9,349,500

Documents incorporated by reference:

None

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

American Laser Healthcare Corporation
Balance Sheets

	December 31,	September 30,
	2013	2013
	(Unaudited)
ASSETS
Current Assets
Cash	$65,379	$30,915
Accounts receivable	77,160	35,000
Inventories	15,057	13,667
Prepaid expenses	11,024	10,186
Total current assets	168,620	89,768
Furniture and office equipment, net	24,143	26,875
Intangible assets, net	13,750	14,000
Deposits	6,099	9,002
Total long-term assets	43,992	49,877
TOTAL ASSETS	$212,612	$139,645

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$116,854	$34,180
Accrued bonus	95,000	95,000
Accrued liabilities	-	16,041
Promissory note payable	200,000	200,000
Interest payable	10,750	9,250
Total current liabilities	422,604	354,471
Stockholders’ deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and none outstanding as of December 31, 2013 and September 30, 2013	-	-
Common stock, $0.0002 par value, 100,000,000 shares authorized; 9,299,500 shares issued and outstanding at December 31, 2013 and September 30, 2013 (1)	1,860	1,860
Additional paid-in capital	640,326	640,326
Accumulated deficit	(852,178)	(857,012)
Total stockholders’ deficit	(209,992)	(214,826)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$212,612	$139,645

(1)

All common shares amounts and per share amounts in these financial statements reflect the one-for-ten reverse stock split of the issued and outstanding shares of common stock of the Company, effective April 11, 2013; and the five-for-one stock split of the issued and outstanding shares of common stock of the Company, effective April 28, 2012, including retroactive adjustment of common share amounts.

The accompanying notes are an integral part of the financial statements

American Laser Healthcare Corporation
Statements of Operations
(Unaudited)

	Three Months
	Ended December 31,
	2013	2012

Sales	$232,435	$-
Cost of sales	133,399	-
Gross Profit	99,036	-

Operating expenses
General and administrative	83,711	88,368
Research and development	8,900	22,718
Total operating expenses	92,611	111,086

Income (loss) from operations	6,425	(111,086)

Other income (expense)
Other income	-	15,000
Interest expense	(1,591)	(1,357)
Total other income (expense)	(1,591)	13,643

Income (loss) before income taxes	4,834	(97,443)

Income taxes	-	-

Net income (loss)	$4,834	$(97,443)

Earnings (loss) per common share-basic and diluted	$0.00	$(0.01)

Weighted average number of common shares
outstanding-basic and diluted	9,299,500	9,037,179

The accompanying notes are an integral part of the financial statements

American Laser Healthcare Corporation
Statements of Cash Flows
(Unaudited)

	Three Months
	Ended December 31,
	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$4,834	$(97,443)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities
Depreciation and amortization	2,982	426
Security deposit in lieu of rent expenses	2,903	-
Change in operating assets and liabilities
Accounts receivable	(42,160)	-
Inventory	(1,390)	(31,880)
Prepaid expenses	(838)	(8,985)
Interest payable	1,500	1,574
Accounts payable	82,674	14,500
Accrued liabilities	(16,041)	23,252
Net cash provided by (used in) operating activities	34,464	(98,556)
INVESTING ACTIVITIES
Purchase of fixed assets	-	(3,464)
Net cash used in investing activities	-	(3,464)
FINANCING ACTIVITIES
Proceeds from issuance of promissory notes	-	11,000
Proceeds from issuance of common stock and
stockholders' additional paid-in capital	-	87,500
Proceeds from common stock issuable	-	(67,500)
Net cash provided by financing activities	-	31,000
Net increase (decrease) in cash	34,464	(71,020)
Cash at beginning of period	30,915	71,824
Cash at end of period	$65,379	$804
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Taxes	$-	$-
Non-cash transactions:
Security deposit applied to facility rent	$2,903	$-

The accompanying notes are an integral part of the financial statements

American Laser Healthcare Corporation

Notes to Financial Statements

(Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Nature of Operations

American Laser Healthcare Corporation (“ALHC” or “the Company”) was incorporated on September 21, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is an SEC reporting company that intends to improve health and wellness by providing access to innovative diagnostics and treatment for patients with pain and other common medical conditions. The Company plans to do this by creating and managing a profitable medical device product development business coupled with a healthcare service business that provides a protocol and pathway for the adoption and implementation of Low Level Light Therapy (LLLT).

The Company possesses an FDA cleared device with patented methodology, the MB Bioenergy Light Therapy System, and insurance reimbursement codes to allow payment for treatment.

On August 1, 2012, the Company offered a Private Placement Offering Memorandum (PPM) of 1,000,000 shares of common stock at $1.00 per share for an aggregate of $1,000,000, and through December 31, 2013, has received $339,500 in stock subscriptions.

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

Inventories

Inventories are stated at cost. Cost is determined using the first-in, first-out method (FIFO). All inventories are finished units and accessories for the units.

Furniture and Office Equipment

Furniture, office equipment, machinery and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of 3 years of the assets.

Loss per Common Share

The Company has adopted ASC 260 “Earnings Per Share”. Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2013 and September 30, 2013, there are no outstanding dilutive securities.

Revenue Recognition

Revenue is recognized when the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered, and the customer takes ownership and assumes risk of loss; (3) the seller’s price to the buyer is fixed or determinable; and (4) collection is reasonably assured. The Company has generated $232,435 and $0 in revenues for the three months ended December 31, 2013 and 2012, respectively.

Allowance for Doubtful Accounts.

The Company does not require collateral from its customers with respect to accounts receivable. The Company determines any required allowance by considering a number of factors, including the terms for each customer, and the length of time accounts receivable are outstanding. Management provides an allowance for accounts receivable whenever it is evident that they become uncollectible. The Company has determined that no allowance for doubtful accounts was required at December 31, 2013 and September 30, 2013.

Share-Based Compensation

The Company follows the provisions of ASC 718, Share-Based Payment, which requires all share-based payments to employees and non-employees to be recognized in the income statement based on their fair values. The Company uses the Black-Scholes pricing model for determining the fair value of share-based compensation.

Note 2: Going Concern

The Company has sustained a cumulative net loss and accumulated deficit of $852,178, since inception of the Company on September 21, 2011. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

Management plans to raise additional funds for operations through a private placement that is ongoing and through December 31, 2013, the Company has raised $339,500, including $26,000 proceeds from conversion from two notes payable. The private placement is for up to $1,000,000. In addition, the Company has generated $232,435 in revenues through the sales of LLLT machines during the three months ended December 31, 2013.

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

Note 4: Inventories

As of December 31, 2013, the Company has finished goods in inventories of $14,597 for medical devices and of $460 in accessories for the medical devices.

Note 5: Prepaid Expenses

Prepaid expenses of $10,000 are for legal fees, $186 for insurance and $838 for workers compensation insurance.

Note 6: Intangible Assets

The Company owns a patent with a book value at the acquisition date of $15,000. The patent was acquired in the period ending September 30, 2012 and is being amortized over 16 years at a monthly amortization expense of $78. Accumulated amortization at December 31, 2013 was $1,250.

Note 7: Research and Development Expenses

The Company incurred research and development expenses of $8,900 and $22,718 for the three months ended December 31, 2013 and 2012, respectively. These expenses consisted of engineering and software development costs in updating the MB Bioenergy Light Therapy System to a touch screen display model.

Note 8: Stock Issuance

There were no stock issuances during the three months ended December 31, 2013.

Note 9: Warrants Issuance

There were no warrant issuances during the three months ended December 31, 2013.

Note 10: Related Party Transactions

There were no related party transactions during the three months ended December 31, 2013.

Note 11: Notes Payable

The Company has a short-term unsecured note of $100,000 with a 6% annual interest rate, dated March 16, 2012, which was renewed through March 16, 2014. Principal and accrued interest is due on March 16, 2014. This note is convertible to 100,000 common shares at the conversion price of $1.00 per share after April 11, 2013. Interest expense for the three months ended December 31, 2013 and 2012 totaled 1,591and $1,357, respectively.

On January 2, 2013, the Company entered into a Valued Added Reseller (VAR) agreement with Amest Corporation located in Rancho Santa Margarita, California. Amest Corporation is engaged in the manufacturing and servicing of medical equipment under a US FDA 510K clearance, with registration number K030275. As agreed, Amest Corporation would transfer the manufacturing and servicing rights under the FDA clearance to the Company. The Company is currently in the process of that transfer. In exchange, the Company will pay cash or issue a $100,000 promissory note to Amest Corporation. The VAR agreement shall expire in one year and is automatically renewed for an additional one year, and can be cancelled by either party with a 30 days notification. The Company will also purchase products from Amest Corporation and will re-label, re-sell or distribute such products with the Company's name. Amest is currently the sole supplier to the Company, and the Company effectively has the exclusive right to purchase these products from Amest as the Company has the US patent related to these products. A promissory note in an amount of $100,000 was issued to Amest Corporation prior to the completion of the transfer.

Based on the terms of the VAR agreement, the note payable to Amest Corporation was due in full as of December 31, 2013. As of the date of this filing, the note has not been paid and the Company is in negotiations with Amest Corporation to extend the term of the note and implement a monthly payment plan to pay down the balance.

Note 12: Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of December 31, 2013, the Company has no contingent liability that is required to be recorded.

Legal

The Company is named in a lawsuit entitled Cadovimex-USA GJ Trade Corporation v. ALH, et. al., pending in Orange County Superior Court, case number 30-2013-00676455-CU-FR.CJC. In the lawsuit it is alleged that the Company conspired with others to defraud a creditor of a California corporation called Mac Beam, Inc. It is alleged that the Company received all property of Mac Beam, Inc. without paying compensation for it, and that the purpose of the transfer was to render Mac Beam, Inc. unable to pay a judgment held against it by Cadovimex-USA GJ Trade Corp. Thus, as relevant to the Company, Cardovimex-USA GJ Trade Corp seeks to hold the Company liable for the amount of the aforementioned judgment, general, special and punitive damages, costs and attorney’s fees.

However, the underlying judgment was fully reversed by Division Three of the Fourth District Court of Appeal of California on December 13, 2013 in a non-published decision, case number G047387. Accordingly, it is anticipated that the current claims will eventually be dismissed because once the Appellate Court decision becomes final for all purposes and the remittitur issues, there will no longer be a judgment to enforce. Barring matters such as Cadovimex-USA GJ Trade Corp seeking review by the California Supreme Court, it is anticipated that the decision will become final in February of 2014.

Note 13: Lease Agreement

The Company entered a lease agreement with Irvine Company to lease an office unit located in Irvine, California, effective November 5, 2012. The lease term was one year with monthly lease payment of $2,904. The Company incurred rent expense of $9,074 and $8,221 for the three months ended December 31, 2013 and 2012, respectively. The lease was renewed for an additional one year through October 31, 2014 at a monthly rate of $2,989. The lease is subject to renew upon expiration. In accordance with the lease terms, the Company made a security deposit that totaled $9,002. A portion of the security deposit in the amount of $2,903 was applied to facility rent for the month of October 2013.

Note 14: Subsequent Events

On January 10, 2014, the Company received $50,000 through a Private Placement Offering. The common shares were issued at a price of $1.00 per share for a total of 50,000 common shares.

Item 2: Management Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

American Laser Healthcare Corporation (“ALHC” or “the Company”) was incorporated on September 21, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company intends to improve health and wellness by providing access to innovative diagnostics and treatment for patients with pain and other common medical conditions. The Company plans to do this by creating and managing a profitable medical device product development business coupled with a healthcare service business that provides a protocol and pathway for the adoption and implementation of Low Level Light Therapy (LLLT).

The Company possesses a patent to an FDA cleared device with patented methodology, the MB Bioenergy Light Therapy System, and insurance reimbursement codes to allow payment for unattended treatment.

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

Liquidity and Capital Resources

Our cash balance at December 31, 2013 was $65,379. Management does not believe our cash balance will be enough to fund operations for the next twelve months, and as such the Company is looking to raise additional funds of $1,000,000 through either borrowing or equity raises including a private placement operations until we begin to generate more significant revenue from operations.

There was no cash provided by financing activities for the three months ended December 31, 2013.

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

Our financial statements for the three months ended December 31, 2013 include an explanatory paragraph relating to our ability to continue as a going concern. Based on the Company recently exiting the development stage and beginning to generate revenues, we are optimistic about our ability to obtain sales orders and/or additional equity or debt financing to continue to support planned operations and satisfy obligations.

Results of Operations

We have recently exited our development stage and have generated revenues of $232,435 and $0 for the three months ended December 31, 2013 and 2012, respectively.

We incurred operating expenses of $92,611 and $111,086 for the three months ended December 31, 2013 and 2012, respectively. These expenses consisted of general and administrative expenses, professional fees, salaries, and research and development expenses incurred in connection with the day to day operation of our business. Our net income for the three months ended December 31, 2013 was $4,834. Our net loss for the three months ended December 31, 2012 was $97,443.

Off- Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Commitments and Contingent Liabilities

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of December 31, 2013, the Company has no contingent liability that is required to be recorded.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise. Our CEO does not possess accounting expertise and our company does not have an audit committee. This weakness is due to the company’s lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2013and September 30, 2013, the Company had identified deficiencies in internal controls that constituted material weaknesses in internal controls. Due to these material weaknesses, management concluded that internal controls over financial reporting as of December 31, 2013 and September 30, 2013 were ineffective, based on COSO’s framework.

Part II – OTHER INFORMATION

Item 1: Legal Proceedings

The Company is named in a lawsuit entitled Cadovimex-USA GJ Trade Corporation v. ALH, et. al., pending in Orange County Superior Court, case number 30-2013-00676455-CU-FR.CJC. In the lawsuit it is alleged that the Company conspired with others to defraud a creditor of a California corporation called Mac Beam, Inc. It is alleged that the Company received all property of Mac Beam, Inc. without paying compensation for it, and that the purpose of the transfer was to render Mac Beam, Inc. unable to pay a judgment held against it by Cadovimex-USA GJ Trade Corp. Thus, as relevant to the Company, Cardovimex-USA GJ Trade Corp seeks to hold the Company liable for the amount of the aforementioned judgment, general, special and punitive damages, costs and attorney’s fees.

However, the underlying judgment was fully reversed by Division Three of the Fourth District Court of Appeal of California on December 13, 2013 in a non-published decision, case number G047387. Accordingly, it is anticipated that the current claims will eventually be dismissed because once the Appellate Court decision becomes final for all purposes and the remittitur issues, there will no longer be a judgment to enforce. Barring matters such as Cadovimex-USA GJ Trade Corp seeking review by the California Supreme Court, it is anticipated that the decision will become final in February of 2014.

Item 1A: Risk Factors

There have been no material changes to American Laser Healthcare Corporation’s risk factors as previously disclosed in our most recent 10-K filing for the fiscal year ending September 30, 2013.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities during the three months ended December 31, 2013.

Item 3: Defaults upon Senior Securities

None

Item 5: Other Information

None

Item 6: Exhibits

List of Exhibits

31.1 Certification

32.1 Certification of Chief Executive Officer

101 XBRL exhibits

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN LASER HEALTHCARE CORPORATION

By: /s/ David Janisch
Chief Executive Officer and Principal Accounting Officer

February 14, 2014